Form 10-Q
period 2005-03-31
PRB Gas Transportation, Inc.
filed 2005-05-24
CIK 1299966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 333-120129

PRB Gas Transportation, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0563497 (I.R.S. Employer Identification No.)

1401 17th Street, Denver, CO (Address of principal executive offices)	80202 (Zip Code)

(303) 308-1330
(303) 308-1590 (fax)
(Registrant's telephone number, including area code)

n/a

 (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No X

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of May 23, 2005, 7,050,000 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements have been prepared by PRB Gas Transportation, Inc,  (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2004 included in the Company’s registration statement filed April 12, 2005.

PRB Gas Transportation, Inc.

Balance Sheets

Assets

	March 31, 2005 (Unaudited)	December 31, 2004
Current assets
Cash	$ 101,043	$ 320,150
Accounts receivable	288,730	261,090
Prepaid expenses	153,050	103,760
Total current assets	542,823	685,000
Property and equipment, net	8,002,201	8,136,203
Other non-current assets
Deferred costs of raising capital	357,278	267,068
Deposits	450	3,517
Contracts, net	2,087,724	2,145,240
Total other non-current assets	2,445,452	2,415,825
Total assets	$ 10,990,476	$ 11,237,028

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 322,794	$ 137,991
Accrued expenses and other current liabilities	108,349	19,205
Accrued TOP acquisition costs	196,949	200,000
Dividends payable	132,903	133,683
Compressor disposal liability	25,000	25,000
Note payable	1,500,000	1,500,000
Total current liabilities	2,285,995	2,015,879
Asset retirement obligation	66,100	64,804
Total liabilities	2,352,095	2,080,683
Commitments and Contingencies
Stockholders’ equity
Capital, 50,000,000 shares authorized, par value $0.001,
5,639,000 shares undesignated
Series A 10% Convertible Preferred, 2,400,000 shares authorized,
issued and outstanding	2,400	2,400
Series B 5% Convertible Preferred, 1,550,000 shares authorized,
issued and outstanding	1,550	1,550
Series C Convertible Preferred, 411,000 shares authorized,
issued and outstanding	411	411
Common stock, 40,000,000 shares authorized, 1,600,000 issued,
800,000 outstanding	1,600	1,600
Treasury stock	(800,000)	(800,000)
Additional paid-in-capital	10,581,027	10,763,372
Accumulated deficit	(1,148,607)	(812,988)
Total stockholders' equity	8,638,381	9,156,345
Total liabilities and stockholders’ equity	$ 10,990,476	$ 11,237,028

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Gas gathering revenues:
Related party	$ -	$ 197,484
Third party	735,607	201,427
Total revenues	735,607	398,911
Expenses:
Operating	490,792	218,770
Depreciation and amortization	277,454	83,636
General and administrative	261,502	88,955
Total expenses	1,029,748	391,361
Operating (loss) income	(294,141)	7,550
Other income (expense):
Interest income	227	3,663
Miscellaneous income	300	-
Interest expense	(42,005)	-
Total other (expense) income	(41,478)	3,663
Net (loss) income	(335,619)	11,213
Convertible preferred stock dividends	(182,345)	(104,396)
Net loss applicable to common stock	$ (517,964)	$ (93,183)

Net loss per share – basic and diluted	$ (0.65)	$ (0.06)

Basic and diluted weighted average shares outstanding (1)	800,000	1,600,000

(1)

Excludes all shares of common stock issuable upon conversion of the preferred stock to common stock.  See Note 1.

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Amount

Series A 10% Convertible Preferred stock
Balance, December 31, 2004	2,400,000	$ 2,400
First quarter activity	-	-
Balance, March 31, 2005	2,400,000	2,400

Series B 5% Convertible Preferred stock
Balance, December 31, 2004	1,550,000	1,550
First quarter activity	-	-
Balance, March 31, 2005	1,550,000	1,550

Series C Convertible Preferred stock
Balance, December 31, 2004	411,000	411
First quarter activity	-	-
Balance, March 31, 2005	411,000	411

Common stock
Balance, December 31, 2004	800,000	1,600
First quarter activity	-	-
Balance, March 31, 2005	800,000	1,600

Treasury stock
Balance, December 31, 2004	800,000	(800,000)
First quarter activity	-	-
Balance, March 31, 2005	800,000	(800,000)

Additional paid-in-capital
Balance, December 31, 2004		10,763,372
First quarter activity
Series A dividends		(124,547)
Series B dividends		(57,798)
Balance, March 31, 2005		10,581,027

Accumulated deficit
Balance, December 31, 2004		(812,988)
First quarter activity		(335,619)
Balance, March 31, 2005		(1,148,607)
Total stockholders’ equity		$ 8,638,381

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net (loss) income	$ (335,619)	$ 11,213
Adjustments to reconcile net loss (income) to net cash provided by (used in) operating activities:
Depreciation and amortization	276,158	82,436
Accretion	1,296	1,200
Changes in assets and liabilities:
Accounts receivable	(27,640)	(223,127)
Prepaid expenses	(49,290)	(95,715)
Deposits	3,067	(125,509)
Accounts payable	184,803	31,973
Accrued expenses and other current liabilities	89,144	19,205
Net cash provided by (used in) operating activities	141,919	(298,324)
Cash flows from investing activities
Purchases of property and equipment	(84,640)	-
Purchase of TOP system	-	(1,941,375)
Reduction in accrued TOP acquisition costs	(3,051)	-
Net cash used in investing activities	(87,691)	(1,941,375)
Cash flows from financing activities
Proceeds from issuance of common stock	-	20,000
Deferred costs of raising capital	(90,210)	-
Proceeds from issuance of Series A Preferred stock, net of costs	-	4,987,025
Dividends	(183,125)	-
Net cash (used in) provided by financing activities	(273,335)	5,007,025
Net (decrease) increase in cash	(219,107)	2,767,326
Cash - beginning of period	320,150	-
Cash - end of period	$ 101,043	$ 2,767,326

Supplemental disclosure of non-cash activity:
Cash paid for interest	$ 40,580	$ -
The Company recorded an asset retirement obligation totaling $60,004 and capitalized the related costs to property and equipment during the quarter ended March 31, 2004.

The accompanying notes are an integral part of these unaudited financial statements.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 1 – Basis of Presentation, Description of Business and Summary of Significant Accounting Policies

Description of Business

PRB Gas Transportation, Inc. (the “Company” or “PRB”) was incorporated in December 2003 and was capitalized and commenced operations in January 2004 when the Company acquired certain operating assets of TOP Gathering, LLC (“TOP”), which included a gathering system and related land leases and gas gathering contracts.  Effective August 1, 2004, the Company acquired certain operating assets of Bear Paw Energy, LLC (“BPE”) that are located in the same area of Wyoming as the TOP assets.  The BPE assets included two gathering systems, two delivery lines and related land leases and gas gathering and transportation agreements.  The Company owns and operates these three gas gathering systems and is in the business of gathering and transporting natural gas.

Basis of Presentation

The  accompanying  unaudited  interim  financial statements  have  been  prepared  by  the  Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant  to the  rules  and regulations of the Securities and Exchange Commission, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of PRB as of March 31, 2005 and the results of its operations  and cash flows for the three  months ended March  31, 2005 and 2004. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s Registration Statement on Form S-1 dated April 12, 2005.  The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Significant Accounting Policies

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.  Management periodically reviews accounts receivable and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  Allowances for uncollectible accounts receivable are based on information available and historical experience.  As of March 31, 2005 and 2004 there was no allowance for uncollectible accounts receivable.

Revenues from customers which represented 10% or more of the Company’s sales for the three months ended March 31, 2005 and 2004 were as follows (as a percentage of sales):

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 1 - Description of Business and Summary of Significant Accounting Policies (cont.)

Significant Accounting Policies (cont.)

Concentrations of Credit Risk (cont.)

Customer	March 31, 2005	March 31, 2004
A	56%	--
B	10%	--
C	Less than 10%	51%
D	Less than 10%	32%
E	Less than 10%	17%

Property, Equipment and  Contracts

Property and equipment is stated at the estimated fair value at the date of acquisition for TOP and BPE assets and at cost for all others.  Depreciation is calculated using the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years.

Amortization of the contracts is calculated using the straight-line method over the term of the underlying contracts or the estimated life of production which is 10 years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Abandonment Liability

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of facilities was recorded as of January 1, 2004, the effective date of the TOP acquisition. The net estimated costs were discounted to present values using a risk adjusted rate over the estimated economic life of the compressor site.  Such costs were capitalized as part of the cost of the related asset and are amortized.  The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and amortization.  The Company has not yet recorded an asset retirement obligation in conjunction with the assets acquired from BPE because sufficient information to make a reasonable estimate of the fair value of the liability is not available.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue at the time gas is delivered.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 1 - Description of Business and Summary of Significant Accounting Policies (cont.)

Significant Accounting Policies (cont.)

Stock Based Compensation  (cont.)

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As such, the Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under which compensation expense related to employee stock grants is recorded if the fair value of the underlying stock exceeds the exercise price on the grant date.  Certain pro forma net loss and  loss per share disclosures for employee stock option grants are reflected below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method.

Had compensation cost for the options issued under the PRB Equity Compensation Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	2005	2004
Net loss applicable to common stockholders:
As reported	$ (517,964)	$ (93,183)
Total stock-based employee compensation expense
determined under fair value based method for all awards	23,034	--
Pro forma net loss	$ (540,998)	$ (93,183)
Net loss per share, basic and diluted:
As reported	$ (0.65)	$ (0.06)
Pro forma	$ (0.68)	$ (0.06)

The following table summarizes activity for options during the three months ended March 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	220,000	$ 5.50
Granted during the three months ended March 31, 2005	- -	-
Exercised during the three months ended March 31, 2005	- -	-
Balance, March 31, 2005	220,000	$ 5.50
Exercisable at March 31, 2005	70,000	$ 5.50

There were no options outstanding at March 31, 2004 or awarded during the three months then ended.

The weighted average remaining contractual life for the options outstanding at March 31, 2005 is 7.7 years.  The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model.  The weighted average fair value of options outstanding at March 31, 2005 is $0.82.  The weighted average fair value of options granted and exercisable at March 31, 2005 is $0.27.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 1 - Description of Business and Summary of Significant Accounting Policies (cont.)

Significant Accounting Policies (cont.)

Net Loss Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Under SFAS No. 128, basic EPS is computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding without including any potentially dilutive securities.  Diluted EPS is computed by dividing the net loss for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

Series A Convertible Preferred	2,400,000
Series B Convertible Preferred	1,550,000
Series C Convertible Preferred	411,000
Warrants	45,000
Options	220,000
Total potentially anti-dilutive shares excluded	4,626,000

In April 2005, all of the Series A and B preferred shareholders converted their shares into common shares.  Also in April, PRB’s registration statement was declared effective by the Securities and Exchange Commission and the Company sold 2,300,000 shares of common stock in its initial public offering (“IPO”).  These shares will be included in subsequent calculations of EPS.  In conjunction with its IPO, PRB issued 200,000 warrants to the underwriters of the Company’s IPO and at an April 2005 meeting the Board of Directors approved the issuance of 170,000 options under the PRB Equity Compensation Plan.  These issuances are potentially dilutive securities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”.  SFAS No. 123R replaced SFAS No. 123 and superseded APB 25.  SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in financial statements.  As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees.  Based on this method, the Company did not recognize compensation expense in its financials statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.  SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period.  SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption.  SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123.  The Company has not decided which adoption method will be used. The provisions of SFAS No. 123R will be adopted by the Company effective January 1, 2006. The effect of the adoption of SFAS No. 123R is expected to be comparable to that disclosed on a pro forma basis as a result of applying the current fair value recognition provisions of SFAS No. 123.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Significant Accounting Policies (cont.)

Recent Accounting Pronouncements (cont.)

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for PRB on January 1, 2006.

Note 2 –  Property, Equipment and Contracts

Property and equipment consists of the following at March 31, 2005 and December 31, 2004:

	Useful Lives	March 31, 2005	December 31, 2004
Compressor sites	10 years	$ 2,102,081	$ 2,027,209
Pipelines and interconnect	10 years	6,563,598	6,563,598
Computer equipment	3 years	15,968	10,585
Office furniture and equipment	7 years	34,748	30,363
		8,716,395	8,631,755
Less accumulated depreciation		(714,194)	(495,552)
		$ 8,002,201	$ 8,136,203

Depreciation expense related to these assets totaled $218,642 and $56,914 for the three months ended March 31, 2005 and 2004, respectively.

Contracts valued at $2,300,651 are being amortized over 10 years which is the estimated life of the contracts and/or the fields underlying the contracts.  Amortization expense related to these contracts was $57,516 and $25,521 for the three months ended March 31, 2005 and 2004, respectively.

Note 3 - Asset Retirement Obligation

Property and equipment includes platforms to hold the leased compressors at the Company's TOP gas gathering facilities. The Company is legally required to dismantle these compressor platforms at the end of their useful lives.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognized the fair value of a liability for an asset retirement obligation (“ARO”) in the amount of $60,004.  The Company capitalized that cost as part of the carrying amount of the compressor site which is depreciated over the estimated life of the compressors’ use.  The following table describes all changes to the Company's asset retirement obligation liability during the three months ended March 31, 2005 and 2004:

	2005	2004
Asset retirement obligation, beginning of period	$ 64,804	$ -
Acquisition of TOP assets	-	60,004
Accretion expense	1,296	1,200
Asset retirement obligation, end of period	$ 66,100	$ 61,204

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 3 - Asset Retirement Obligation (cont.)

The Company has not yet recorded an asset retirement obligation relating to obligations under certain of the surface use agreements purchased from BPE because a reasonable estimate of the useful lives of the underlying assets cannot currently be made.  The Company will periodically review available information and record an ARO in the period that a reasonable estimate of the fair market value of the liability can be made.

Note 4 – Income Taxes

The Company has not recorded a tax benefit for the current period as the realization is not expected to be likely during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

Note 5 – Notes Payable

On December 14, 2004, the Company signed a promissory note with the Bank of Oklahoma (“BOK”) for a $1,750,000 revolving line of credit that was due on the earlier of March 31, 2005 or upon funding of the Company’s IPO. Accrued interest, calculated at prime, was due monthly. The interest rate at March 31, 2005 was 5.75%.  The note was secured by the Company’s gas gathering assets, associated contracts and a $1,000,000 certificate of deposit pledged by a preferred shareholder.  As of March 31, 2005, the outstanding balance of the note was $1,500,000. On March 28, 2005, the Company  signed a modification to the note extending the maturity date of the note to May 31, 2005.

On April 13, 2005, the Company drew down an additional $50,000 on the line of credit for a total outstanding balance of $1,550,000.

On April 15, 2005, the Company repaid the $1,550,000 outstanding balance on the note and accrued interest of  $3,703 in full.

Note 6 – Commitments and Contingencies

Shareholder Pledge of Certificate of Deposit

On December 14, 2004, a preferred shareholder (“Pledgor”) pledged a certificate of deposit in the amount of $1,000,000 as collateral for the BOK line of credit, as discussed above.  The Company paid the shareholder a monthly fee of 0.529% of the collateral value for this pledge.  For the three months ended March 31, 2005, the Company has accrued fees of $15,658 to the Pledgor.

On April 15, 2005, upon repayment of the line of credit outstanding balance, the certificate of deposit was returned to the Pledgor by the BOK.

Gas Gathering and Transportation Contracts - TOP

Included in the TOP acquisition were three gas gathering contracts and a gas transportation contract.  Following is a description of these contracts.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 6 – Commitments and Contingencies (cont.)

Gas Gathering and Transportation Contracts – TOP (cont.)

The Company assumed a gas gathering contract that was effective in October 2001 to gather and deliver gas for $0.89 per thousand cubic feet (“Mcf”) until such time as the Company has received a total of 4.5 billion cubic feet (“BCF”) of gas from the shipper.  Thereafter, the transportation fee will be reduced $0.05 for every 5 BCF of gas received.  The first threshold was reached in June 2004 and accordingly the rate was reduced to $0.84 per Mcf effective July 1, 2004. The Company estimates that the next threshold will not be reached for at least 10 years. The contract remains in effect as long as the Company's gathering facility remains profitable.  In the event the contract is unprofitable for the Company, the Company may terminate the contract with 30 days written notice.  Revenue generated under this contract during the three months ended March  31, 2005 and 2004 was approximately $67,110 and $201,425, respectively.  The amounts earned under this contract were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

The Company assumed a 10-year gas gathering contract that was effective in September 2002 to gather and deliver gas for an unrelated third party for $0.58 per Mcf until such time as the shipper has delivered 2 Bcf.  Thereafter the gathering fee will be reduced to $0.52.  The Company estimates that this threshold will be reached in mid 2005.  After the initial term, either party may terminate the contract with 30 days written notice.  Revenue generated under this contract during the three months ended March 31, 2005 and 2004 was approximately $63,950 and $127,900, respectively. The amounts earned under this contract were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

The Company assumed a 10-year gas gathering contract that was effective in November 2003 to gather and deliver gas for $0.55 per Mcf.   After the initial term, either party may terminate the contract with 30 days written notice.  The producer behind this contract is currently directing its gas to another gatherer.  Revenue generated under this contract during the three months ended March 31, 2005 and 2004 was approximately $1,870 and $69,600, respectively.

The Company assumed a 10-year gas transportation contract with an unrelated third party, Bear Paw Energy, LLC that was effective in September 2001.  BPE transports the Company's customers’ gas for $0.14 per Mcf.  The Company purchased certain assets from BPE effective August 1, 2004.

Gas Gathering and Transportation Contracts - BPE

Included in the BPE acquisition were twelve gas gathering contracts.  Below is a description of these contracts:

The Company assumed four gas gathering contracts that are solely volume-based.  All of the contracts are for the life of production, currently estimated to be 10 years, with prices of $0.37 per Mcf, $0.43 per Mcf and $0.539 per Mcf (two contracts currently billed together).  Revenue generated under these contracts during the three months ended March 31, 2005 was $6,535, $22,267 and $49,116, respectively.

The Company assumed a gas transportation contract which expired in September 2004 but continues to be billed under the old contract rate of $0.04 per Mcf until the contract is renegotiated.  Revenue generated under this contract during the three months ended March 31, 2005 was $8,436.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 6 – Commitments and Contingencies (cont.)

Gas Gathering and Transportation Contracts – BPE (cont.)

The Company assumed eight gas gathering contracts which have gathering rates that are based on both volume and compression used on the system.  All contracts are for the life of production, currently estimated to be 10 years.  Gathering fees for these eight contracts have two major components: 1) volume is measured from a central gathering point to the applicable delivery points and customers are charged a rate of $0.12 per Mcf; and 2) a compression fee is charged for each compressor through which the owner’s gas flows.  The owner is charged based on allocated volumes multiplied by the corresponding compression rate.  As of March 31, 2005, there were six screw compressors billed at $11,000 each and two recip compressors billed at $40,000 each.  One of the eight contracts is subject to an additional fee based on volume from the wellhead to the central gathering point at a rate of $0.12 per Mcf.  Revenue generated under these eight contracts during the three months ended March 31, 2005 was $516,321.

Possible Rescission of Series C Convertible Preferred Stock Sale

In December 2004, the Company received $1,233,000 from the sale of 411,000 shares of Series C Convertible Preferred stock.  The Company paid no cash or other commissions or finders’ fees in connection with this offering. In the view of the Securities and Exchange Commission, this placement might not have been eligible for an exemption from registration   under the Securities Act of 1933.  In the absence of such an exemption, investors could bring suit against the Company to rescind their stock purchases, in which event the Company could be liable for rescission payments to these investors of up to $1,233,000, exclusive of interest and costs.

Note 7 - Stockholders' Equity

Capital Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value capital stock.  There are 40,000,000 shares designated as common stock and 4,361,000 shares designated as preferred stock.  Capital stock of 5,639,000 remains undesignated.  The Board of Directors has designated three series of preferred stock.  Series A 10% Convertible Preferred Stock (“Series A”) is entitled to a 10% dividend payable quarterly, Series B 5% Convertible Preferred Stock (“Series B”) is entitled to a 5% dividend payable quarterly and Series C Convertible Preferred Stock (“Series C”) is not entitled to dividends.  All rights and preferences of Series A and Series B shareholders are equal. The rights and preferences of Series C shareholders are equal with the exception of electing members of the board of directors and being subordinate to the Series A and B shareholders upon liquidation. (See discussion in next paragraph.)  In the event of any liquidation, preferred shareholders are entitled to be paid, prior and in preference to any payments or distributions to common shareholders, an amount equal to the original purchase price of the stock, plus all accrued and unpaid cumulative dividends thereon.

All preferred shareholders have the right to convert to an equal number of shares of common stock.  If the shares are not converted within 90 days of the Company’s IPO, the dividend rate is reduced by 50%.  Each holder of Series A, Series B and Series C stock has voting rights and powers equal to the voting rights and powers of the holders of common stock and shall be entitled to the number of votes equal to the number of whole shares of common stock into which such shares could be converted.   Series A and Series B Preferred shareholders are entitled as a class to elect not less than sixty percent of the Company’s directors.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 7 - Stockholders' Equity (cont.)

Capital Stock (cont.)

In January 2004, the Company sold 800,000 shares of common stock to its Chief Executive Officer (“CEO”) for $10,000 and 800,000 shares of common stock to an individual who is a member of TOP for $10,000.  On September 30, 2004, the Company repurchased 800,000 of its common shares from the individual who is a member of TOP for a total of $800,000 or $1.00 per share.

In January 2004, the Company issued 2,400,000 shares of Series A at a price of $2.083 per share resulting in proceeds of approximately $4,987,000, net of offering costs of approximately $13,000.  The Series A Securities Purchase agreement contained provisions granting the Series A shareholders the right to buy back some or all of the common shares issued above if certain conditions occur.  For the common shares held by the Company’s CEO, the buyback provision is tied to his length of employment. At March 31, 2005, 200,000 shares were still subject to this provision.  For the common shares held by the member of TOP, the buyback provision was related to performance.  These 800,000 shares were purchased by the Company in September 2004 as discussed earlier. In April 2005, all of the Series A preferred shareholders converted their shares into common stock.

In May 2004, the Company issued 1,550,000 shares of Series B at a price of $3.00 per share resulting in proceeds of approximately $4,640,600, net of offering costs of approximately $9,400. In April 2005, all of the Series B preferred shareholders converted their shares into common stock.

In December 2004, the Company issued 411,000 shares of Series C at a price of $3.00 per share resulting in proceeds of approximately $1,231,300, net of offering costs of approximately $1,700.  The Company’s chief executive officer and his wife purchased 163,500 shares in this offering.  The Company’s president and vice president of finance purchased 3,000 and 5,000 shares in this offering, respectively.

Pursuant to EITF 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the issuance of the Series C shares resulted in a beneficial conversion (deemed dividend and deemed compensation) since the shares were issued at less than estimated fair market value.  The Company recorded a deemed dividend of $586,750, deemed compensation of $440,750 for shares sold to officers and  other interested parties and a deemed contribution of capital of $1,027,500 as a result of the issuance of the Series C shares for an amount less than $5.50 per share (the Company’s intended IPO price), which is the estimated fair market value.

Dividends

Both the Series A and Series B shares have dividend rights which state that dividends will accrue from the date of issue until paid, whether or not earned or declared.  At March 31, 2005, the Company had accrued $104,167 and $28,736 for dividends payable on the Series A and Series B shares, respectively.  These dividends were paid subsequent to March 31, 2005.  As all of the Series A and B preferred shareholders converted to common shares in April 2005, final dividends were paid through the date of conversion.

Initial Public Offering

On April 12, 2005, the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission and the Company’s stock began trading on the American Stock Exchange under the trading symbol PRB.  The Company sold 2,300,000 shares of common stock,  including 300,000 shares pursuant to the underwriter’s exercise of its over-allotment option.  In conjunction with the offering, holders of Series A and Series B preferred stock converted their shares into an equal number of registered common shares.  The Company received proceeds of $11,273,100 net of underwriter’s discounts, commissions and expenses at closing on April 15, 2005.  Additional offering costs are still being calculated and totaled $357,278 at March 31, 2005.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Note 7 - Stockholders' Equity (cont.)

Initial Public Offering (cont.)

The Company entered into an underwriting agreement on April 12, 2005.   The agreement called for the underwriter to purchase the shares on a firm commitment basis at an 8% discount to the offering price.  The Company’s underwriter also received a 3% non-accountable expense allowance of the aggregate offering price of the shares offered, excluding the 300,000 over-allotment shares. At the closing of the underwriting, the Company sold to the underwriter warrants to purchase 200,000 shares of common stock at a  price of $0.0001 per warrant.  The warrants have an exercise price of $6.875 (125% of the initial offering price) and are exercisable for four years from the first anniversary of their issuance.

Note 8 – Subsequent Events

In May 2005, the Company entered into a 63 month lease for 4,768 square feet of office space beginning on the later of August 1, 2005 or the date that the build out of the space is substantially completed.  The lease calls for monthly payments of  base rent beginning in month four of the lease term  and, in years subsequent to the first year, a proportionate share of increases in operating expenses and real estate taxes  over PRB’s proportionate share of the first year’s real estate taxes and operating expenses.  If PRB defaults under the terms and conditions of the lease, the three month conditional rent abatement will be fully due and payable. The base rent for the first nine months is based on an annual payment of $16 per square foot and increases $0.50 per year through the term of the lease.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

           This quarterly report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this report.

        Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        We undertake no obligation to update publicly or revise any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

        You should read the following discussion in conjunction with our unaudited financial statements and the notes thereto and other financial information appearing elsewhere in this document.

Overview

We own and operate natural gas gathering systems in the Powder River Basin of Wyoming.  We commenced operations in January 2004 upon our acquisition of certain operating assets of TOP Gathering, LLC (“TOP”).  In August 2004 we acquired certain operating assets of Bear Paw Energy, LLC. (“BPE”) that are located in the same area of Wyoming as the TOP assets.  These assets include two gathering systems, two delivery lines and related land leases and gas gathering and transportation agreements.   We charge a fee for gathering, compressing and dehydrating natural gas.  Our gathering systems collect gas at a producer’s wellhead or at a collection point and deliver it to a transmission line owned by a third party.  To date we have not taken ownership of gas that we gather.

Natural gas wells in the Powder River Basin area typically experience sharp declines in production volume in the first several years of production.  Production then stabilizes and declines more ratably over a gas well’s average life of approximately eight to 10 years.  The majority of the wells serviced by our TOP and Bear Paw gathering systems have reached a stable decline phase of production.  We believe that undeveloped reserves in the fields serviced by these systems may provide additional production that could offset future declines and possibly exceed current gas production.

We plan to expand our present operations by:

•

enhancing the present gathering systems through operating efficiencies and expanding to servicing additional wells within these systems;

•

designing and building new gathering systems;

•

acquiring existing gathering systems;  and

•

acquiring working interests in properties in areas where there are opportunities to build new gathering systems.

We currently have no agreements for the design of new systems or the acquisition of existing systems.  In general, our acquisition and building criteria focus on the estimated recoverable reserves remaining  behind a system and the likelihood of the producers’ continued development of those reserves.

On April 12, 2005, we completed our initial public offering of 2,300,000 shares of common stock (including the underwriter’s over-allotment option of 300,000 shares) at $5.50 per share and commenced trading on the American Stock Exchange under the trading symbol ‘PRB.’  We received proceeds of $11,273,100 net of underwriter’s discounts, commissions and expenses at closing on April 15, 2005.  Additional offering costs are still being calculated and totaled $357,278 at March 31, 2005.

Also in April 2005, all of our Series A and B preferred shareholders converted their 3,950,000 shares of preferred stock into an equal number of shares of common stock.  We intend to file a registration statement on Form S-1 to register the common shares underlying our Series C convertible stock.

At May 21, 2005, we have 7,050,000 shares of common stock outstanding.

  Financial Operations Overview

Our systems gather natural gas for independent natural gas companies in the Powder River Basin area of Wyoming.  Our commercial operations commenced in January 2004 with the TOP acquisition.  We expanded our commercial operations in August 2004 with the Bear Paw acquisition.

Nature of revenues  The amount of revenue we generate will primarily depend on the level of the fees we charge for gathering and the amount of throughput in our pipelines.  Gathering fees are determined by negotiation with the producers or shippers involved.  Our fees are not regulated by any governmental authority.  To date, we have not taken ownership of the gas that we gather.

As of March 31, 2005, we have 13 customers, two of which represent 10% or more of our revenues for the three months ended March 31, 2005.   Some of our customers may be highly leveraged and subject to their own operating and regulatory risks.  If either of these key customers default on their obligations to us, our financial results would be adversely affected.

We have two types of gathering contracts.  Seven of our contracts are currently on a volume only basis where we charge a set fee per thousand cubic feet, or Mcf, of gas gathered. The rates for these contracts vary from approximately $0.37 per Mcf to $0.70 per Mcf, with those below $0.53 per Mcf accounting for less than 3.1% of our revenues for the three months ended March 31, 2005.  One of the producers covered by this type of contract is currently directing its gas to another gathering system.  The balance of our gathering contracts are a combination of a $0.12 per Mcf fee based on volume and an additional fee for each compressor used on the system.  These compression fees are allocated to each producer on the system based on its individual usage volumes and the total usage volumes of gas passing through the system.  In March 2005 the gathering fees under this type of contract ranged from approximately $0.73 per Mcf to $0.84 per Mcf.  These fees will vary monthly depending on the producers' individual production and the system's total throughput.  Amounts earned under two of these contracts were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004

Two of our contracts have thresholds which provide for a reduction in rates.  We assumed a gas gathering contract that commenced in October 2001 to gather and deliver gas for a related party for $0.89 per Mcf until such time as we received a total of 4.5 billion cubic feet, or Bcf, of gas from the shipper.  Thereafter, the transportation fee will be reduced $0.05 for every 5 Bcf of gas received.  The first threshold was reached in June 2004 and accordingly the rate was reduced to $0.84 per Mcf effective July 1, 2004. We estimate that the next threshold will not be reached for at least 10 years. The contract remains in effect as long as our gathering facility remains profitable.  In the event the contract is unprofitable for us, we may terminate the contract with 30 days written notice.  Revenues generated under this contract during the three months ended March 31, 2005 were $67,111.

In addition, we assumed a 10-year gas gathering contract commencing in September 2002 to gather and deliver gas for an unrelated third party for $0.58 per Mcf until such time as the shipper has delivered two Bcf.  Thereafter, the gathering fee will be reduced to $0.52 per Mcf.  We estimate that this threshold will be reached in mid-2005.  After the initial term, either party may terminate the contract with 30 days written notice.  Revenues generated under this contract during the three months ended March 31, 2005 were $63,952.

Gas gathering throughput in our systems is directly affected by the decline rate of the producers’ natural gas reserves.  The effect of this decline rate can be offset by extension of the gathering system to additional fields and our customers’ further development of their fields.  If a decline in demand for natural gas leads to reduced maintenance and development by our customers, it may adversely affect their production and our throughput. The throughput in our systems is not materially affected by seasonality.

Operating expense  Operating expenses include compression, operating agreement expense, site supervision costs, maintenance and operating supplies, property taxes, insurance, land use and surface rights payments and contract services, all of which are relatively fixed costs. Operating expenses also include transportation fees paid to others which vary with the throughput on our gathering lines.

Depreciation and amortization expense  Depreciation and amortization expense relates principally to the depreciation of the gathering systems and amortization of related contracts.  These assets are depreciated or amortized over estimated useful lives.

General and administrative expense  General and administrative expense includes compensation expense, professional fees and corporate overhead. We expect that currently and in the near future these costs as a percentage of revenue will be higher than desired due to our only recently commencing operations, but as revenue increases we expect these costs to fall within industry ranges.

Interest expense  At March 31, 2005, we had a note payable to the Bank of Oklahoma under a line of credit in the amount of  $1,500,000.  Interest was payable monthly at a fluctuating interest rate at the JPMorgan Chase Bank prime rate per annum.  The annual interest rate was 5.75% at March 31, 2005. This bank line of credit matured the earlier of May 31, 2005 or within three days following the funding of the initial public offering and was secured by all of our gathering assets and a pledge of a $1,000,000 certificate of deposit by a preferred stockholder.  In consideration for this $1,000,000 pledge, we agreed to pay the preferred stockholder a monthly fee of 0.529% until the bank line of credit was retired and the pledge was released.

Following the payment of the bank line of credit in full in April 2005, the bank released their security interest in our gathering assets and the $1,000,000 certificate of deposit pledged by a preferred stockholder.

We intend to utilize commercial financing when available to support our acquisition and development efforts although we have no such debt at this time.  Interest rate risk exists principally with respect to any future indebtedness that will likely bear interest at floating rates.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue recognition

We recognize revenue in the period that the gas gathering and transportation services are provided.  Our gas gathering and transportation contracts specify the rate that can be charged on a basis of cents per thousand cubic feet or Mcf of natural gas.  Each contract has a separately negotiated rate and terms may vary. Certain of our contracts include separate charges for compression in addition to a transportation fee.  Our revenues will increase or decrease in direct proportion to gas volume delivered over our system. There are measurement points throughout each gathering system which enable the gas to be accurately measured and allocated back to either different operators or wells.

Long-lived assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future undiscounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. We recorded no impairments of long-lived assets during the three months ended March 31, 2005.

Abandonment liability

We follow Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of facilities was recorded as of the effective date of the TOP acquisition.  The net estimated costs were discounted to present values using a risk adjusted rate over the estimated economic life of the compressor site.  Such costs were capitalized as part of the cost of the related asset and amortized.  The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and amortization.  We have not yet recorded an asset retirement obligation in conjunction with the assets acquired from Bear Paw because sufficient information to make a reasonable estimate of the fair value of the liability is not available.

Stock-based compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provide pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Stock compensation expense, which is a non-cash charge, is measured as the excess, if any, of the fair value of our underlying common stock at the date of grant over the amount an employee must pay to acquire such stock. This compensation cost is amortized over the related vesting periods, generally four years, using an accelerated method.  See “Recent Accounting Pronouncements” in the accompanying unaudited financial statements.

Contingencies

In the future, we may be subject to adverse proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We will be required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to developments in each matter or changes in approach such as a change in settlement strategy in dealing with these potential matters.

Results of operations

Three months ended March 31, 2005 (unaudited) compared to the three months ended March 31, 2004 (unaudited)

Revenues  Gas gathering revenues were $735,607 for the three months ended March 31, 2005 compared with $398,911 for the three months ended March 31, 2004, an increase of $336,696  or 84.4%.  Revenues from the Bear Paw systems of $602,675 are included in the revenues for the three months ended March 31, 2005 and offset the decrease of $265,979, or 66.6%, experienced for the TOP system.  The TOP decrease was primarily attributable to lower natural gas volumes processed through the gathering system by existing producers and the redirection of one of our producer’s gas to another gathering system.

Operating expenses  Operating expenses totaled $490,792 for the three months ended March 31, 2005 compared with $218,770 for the three months ended March 31, 2004, an increase of $272,022, or 124%. Bear Paw operating expenses of $326,411 are included in operating expenses for the three months ended March 31, 2005.  The decrease for this period excluding the Bear Paw expenses is $54,390, or 24.8%. Approximately $20,290 of this decrease is attributable to a reduction in the number of compressors leased and approximately $49,260 is due to a decrease in gas transportation fees paid based on the lower gas volumes.  These decreases were offset by an increase in property tax of $13,125. We reduced the number of compressors utilized due to the lower natural gas volumes being produced.

Depreciation and amortization Depreciation and amortization totaled $277,454 for the three months ended March 31, 2005 compared with $83,636 for the three months ended March 31, 2004, an increase of $193,818, or 232%.  Bear Paw depreciation and amortization expenses of $191,164 are included in depreciation and amortization expenses for the three months ended March 31, 2005.  The actual increase for this period excluding the Bear Paw expenses is $2,654, or 3.1%, which is attributable to depreciation on office furniture and equipment.

General and administrative expenses  General and administrative expenses totaled $261,502 for the three months ended March 31, 2005 compared with $88,955 for the three months ended March 31, 2004, an increase of $172,547, or 194%. The increase was primarily due to the hiring of professional management and staff that were necessary for operations.  Approximately $106,298 of the increase is attributable to payroll and related expense and approximately $36,150 is attributable to professional and consulting fees.  There was also an increase in rent of approximately $8,400 and an increase in fees related to being a public company of $8,250.

General trends and outlook

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results.

U.S. Gas Supply and Outlook.  We believe that the relatively high levels of demand for natural gas by both the residential and commercial markets will continue to result in steady or increasing natural gas prices which in turn will drive drilling activity.  In 2003, the Bureau of Land Management forecasts that over 80,000 new wells will be drilled in the Rocky Mountain region by end of 2008.  There are approximately 15,000 authorized drilling permits to be issued by the BLM in the State of Wyoming.  We believe that an increase in U.S. drilling activity and additional sources of supply such as liquefied natural gas, or LNG, imports will be required for the natural gas industry to meet the expected increased demand for, and compensate for the slowing production of, natural gas in the United States.

Rising Interest Rate Environment.  The credit markets recently have experienced 50-year record lows in interest rates.  As the overall economy strengthens, it is likely that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation.  This could affect our ability to access the debt capital markets to pay for acquisitions.  In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.

Liquidity and capital resources

Cash flows and capital expenditures

At March 31, 2005, cash and cash equivalents totaled $101,043 and we had a working capital deficit of $1,743,172. Since our inception, we have principally financed our operating cash flow needs through private offerings of our equity securities.

On April 12, 2005, we completed our initial public offering of 2,300,000 shares of common stock at $5.50 per share and our shares commenced trading on the American Stock Exchange under the trading symbol ‘PRB.’  The Company received proceeds of $11,273,100 net of underwriter’s discounts, commissions and expenses at closing on April 15, 2005.  Additional costs of the offering are still being calculated and totaled $357,278 at March 31, 2005

We utilized the proceeds to retire the $1,550,000 balance outstanding under our $1,750,000 bank line of credit.  The bank line of credit was cancelled upon payment in full and the security interest in our gathering assets and the $1,000,000 certificate of deposit pledged by a preferred stockholder was released.

We believe that the proceeds from this offering will be sufficient to fund operations for at least the next 18 months.  We intend to utilize debt financing for development commitments when economically feasible and available.  While we currently have no plans for any future issuance of equity securities other than in conjunction with compensation plans, warrants and conversion of our preferred stock, we may issue equity or debt securities to finance growth transactions that may occur in the course of our business operations.

Cash flow provided by (used in) operations Cash provided by operating activities was $141,919 for the three months ended March 31, 2005.  The net loss from operating activities of $335,619 was reduced by $276,158 in depreciation and amortization, $1,296 in accretion expense and an increase of $273,947 in accounts payable and accrued expenses and other current liabilities. This was offset by a decrease of approximately $76,930 in prepaid expenses and accounts receivable.

Cash used in operating activities was $298,324 for the three months ended March 31, 2004.  The net income from operating activities of $11,213 was increased by $82,436 in depreciation and amortization and $1,200 of accretion expense which do not use cash and decreased by $393,173 due to a net increase in accounts receivable, prepaid expenses and other assets over accounts payable and other accrued liabilities.

Cash flow from investing activities  Cash used in investing activities was $87,691 for the three months ended March 31, 2005  The funds were principally used for additions to the TOP system and for purchasing office furniture and computer equipment.

Cash used in investing activities was $1,941,375 for the three months ended March 31, 2004.  The funds were used for the acquisition of the TOP system.

Cash flow from financing activities  Cash used in financing activities was $273,335 for the three months  ended  March 31, 2005.  The Company paid $183,125 in preferred dividends and incurred $90,210 of deferred costs related to our initial public offering.

Cash  provided by financing activities was $5,007,025 for the three months ended March 31, 2004.  We received $4,987,025 in net proceeds from the sale of our Series A preferred stock and $20,000 from the sale of common stock.

Preferred stock dividends

All of our Series A 10% preferred stock and Series B 5% preferred stockholders converted to common stock on April 11, 2005.  On April 15, 2005 we paid $155,364 in accrued dividends up to the conversion date.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to certain market risks inherent within the intrastate natural gas gathering industry.  We intend to manage our operations in a manner designed to minimize our exposure to such market risks.

Credit risk

Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. A substantial portion of our accounts receivable is expected to be with customers in the energy industry and are subject to normal industry credit risk. We intend to assess the financial strength of our customers through regular credit reviews in order to minimize the risk of non-payment.

Market risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Because we do not own the natural gas that is shipped on our gathering lines or processed in our facilities, we are not directly exposed to natural gas commodity price risk.

Interest rate risk

Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2005 we had $1,500,000 in bank indebtedness with a fluctuating interest rate equal to the JPMorgan Chase Bank prime rate.  This line of credit was paid in full and cancelled in April 2005.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s first quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the first quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management has identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company intends to add additional financial and accounting personnel during the second or third quarter of 2005 to address this resource issue. The Company will also assess the viability of enhancing or replacing its electronic data processing software in 2005.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

                   None.

Item 2.        Changes in Securities and Use of Proceeds.

(f) Use of Proceeds

Our registration statement on Form S-1 (file number 333-120129) became effective and our common stock commenced trading on the American Stock Exchange on April 12, 2005. A total of 2,300,000 shares of common stock were registered for the account of PRB for an aggregate offering price of $12,650,000.  All of these securities were sold.  A total of 3,995,000 shares of common stock were registered for the account of selling shareholders.  PRB will receive no proceeds from the sale of these shares.  The managing underwriter was Gilford Securities Incorporated.

Actual expenses incurred in connection with the issuance and distribution of the above securities during the period from the effective date through May 23, 2005 were $1,896,816,  representing underwriting discounts and commissions of $1,012,000, underwriter expenses of $389,900 and other expenses of $494,916 (inclusive of deferred offering costs of $357,278 at March 31, 2005).

All payments were direct or indirect to others.  No payments were direct or indirect payments to:  i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.

Net proceeds from the offering were $10,753,184 after expenses and including the proceeds from the underwriter's exercise of its over-allotment option. Additional expenses may be received in the next few weeks and will be disclosed in subsequent filings.

For the quarter ended March 31, 2005 no proceeds were received or available for use.  As of April 30, 2005 $1,553,703 was used to repay the $1,550,000 outstanding on the line of credit from the Bank of Oklahoma plus accrued interest.

No use of proceeds has involved direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.  The unutilized portion of the proceeds is presently being invested in highly liquid, short-term investments.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

None.

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits
3.1	Amended Articles of Incorporation of the Registrant(1)
3.2	Amended By-laws of the Registrant(2)
3.3	Series A Preferred Stock Certificate of Designation(1)
3.4	Series B Preferred Stock Certificate of Designation(1)
3.5	Series C Preferred Stock Certificate of Designation (2)
10.1	Equity Compensation Plan (1)
31	Rule 13a-14(a)/15d-14(a) Certification (3)
32	Section 1350 Certification. (3)

(1)  Filed as an exhibit to form S-1 filed on November 1, 2004 and incorporated by reference herein.

(2)  Filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein.

(3)  Filed herewith.

(b) Reports on Form 8-K:

None

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, PRB Gas Transportation,  Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRB Gas Transportation, Inc. (Registrant)
Date: May 24, 2005	/s/ Robert W. Wright
Robert W. Wright Chief Executive Officer

 EXHIBIT INDEX

Exhibits
3.1	Amended Articles of Incorporation of the Registrant
3.2	By-laws of the Registrant
3.3	Series A Preferred Stock Certificate of Designation
3.4	Series B Preferred Stock Certificate of Designation
3.5	Series C Preferred Stock Certificate of Designation
10.1	Equity Compensation Plan
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification.