Form 10-Q
period 2005-06-30
PRB Gas Transportation, Inc.
filed 2005-08-15
CIK 1299966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 333-120129

PRB Gas Transportation, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0563497 (I.R.S. Employer Identification No.)

1401 17th Street, Ste. 650 Denver, CO (Address of principal executive offices)	80202 (Zip Code)

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

As of August 13, 2005, 7,055,894 shares of common stock were outstanding.

1

1

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

PRB Gas Transportation, Inc.

Balance Sheets

Assets

	June 30, 2005 (Unaudited)	December 31, 2004
Current assets
Cash and cash equivalents	$ 9,000,100	$ 320,150
Accounts receivable	304,509	261,090
Accrued interest receivable	32,640	-
Prepaid expenses	167,333	103,760
Total current assets	9,504,582	685,000
Property and equipment, net	7,781,830	8,136,203
Other non-current assets
Deferred costs of raising capital	-	267,068
Deposits	24,381	3,517
Contracts, net	2,030,207	2,145,240
Total other non-current assets	2,054,588	2,415,825
Total assets	$ 19,341,000	$ 11,237,028

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 199,863	$ 137,991
Accrued property taxes	33,897	4,000
Other accrued expenses and other current liabilities	54,453	15,205
Accrued TOP acquisition costs	15,287	200,000
Dividends payable	-	133,683
Compressor disposal liability	25,000	25,000
Note payable	-	1,500,000
Total current liabilities	328,500	2,015,879
Asset retirement obligation	67,396	64,804
Total liabilities	395,896	2,080,683
Commitments and Contingencies
Stockholders’ equity
Capital, 50,000,000 shares authorized, par value $0.001,
5,639,000 shares undesignated
Series A 10% Convertible Preferred, 2,400,000 shares authorized and issued,
0 and 2,400,000 outstanding, respectively	-	2,400
Series B 5% Convertible Preferred, 1,550,000 shares authorized and issued,
0 and 1,550,000 outstanding, respectively	-	1,550
Series C Convertible Preferred, 411,000 shares authorized,
issued and outstanding	411	411
Common stock, 40,000,000 shares authorized, 7,850,000 issued,
7,050,000 and 800,000 outstanding, respectively	7,850	1,600
Treasury stock	(800,000)	(800,000)
Additional paid-in-capital	21,296,542	10,763,372
Accumulated deficit	(1,559,699)	(812,988)
Total stockholders' equity	18,945,104	9,156,345
Total liabilities and stockholders’ equity	$ 19,341,000	$ 11,237,028

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gas gathering revenues:
Related party	$ -	$ 228,754	$ -	$ 499,768
Third party	678,550	114,127	1,414,157	242,024
Total revenue	678,550	342,881	1,414,157	741,792
Expenses:
Operating	384,202	221,355	874,994	440,125
Depreciation and amortization	279,540	84,097	556,994	167,733
General and administrative	466,296	172,560	727,799	261,515
Total expenses	1,130,038	478,012	2,159,787	869,373
Operating loss	(451,488)	(135,131)	(745,630)	(127,581)
Other income (expense):
Interest income	47,832	9,022	48,060	12,685
Miscellaneous income	-	253	300	253
Interest expense	(7,436)	-	(49,441)	-
Total other income (expense)	40,396	9,275	(1,081)	12,938
Net loss	(411,092)	(125,856)	(746,711)	(114,643)
Convertible preferred stock dividends	(22,461)	(154,063)	(204,806)	(258,459)
Net loss applicable to common stock	$ (433,553)	$ (279,919)	$ (951,517)	$ (373,102)

Net loss per share – basic and diluted	$ (0.07)	$ (0.17)	$ (0.14)	$ (0.23)

Basic and diluted weighted average shares outstanding	6,225,825	1,600,000	6,635,636	1,600,000

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Amount
Series A 10% Convertible Preferred stock
Balance, December 31, 2004	2,400,000	$ 2,400
Conversion to common stock	(2,400,000)	(2,400)
Balance, June 30, 2005	-	-

Series B 5% Convertible Preferred stock
Balance, December 31, 2004	1,550,000	1,550
Conversion to common stock	(1,550,000)	(1,550)
Balance, June 30, 2005	-	-

Series C Convertible Preferred stock
Balance, December 31, 2004	411,000	411
Activity for the period	-	-
Balance, June 30, 2005	411,000	411

Common stock
Balance, December 31, 2004	800,000	1,600
Issuance of shares for initial public offering	2,300,000	2,300
Conversion of Series A Convertible Preferred stock	2,400,000	2,400
Conversion of Series B Convertible Preferred stock	1,550,000	1,550
Balance, June 30, 2005	7,050,000	7,850

Treasury stock
Balance, December 31, 2004	800,000	(800,000)
Activity for the period	-	-
Balance, June 30, 2005	800,000	(800,000)

Additional paid-in-capital
Balance, December 31, 2004		10,763,372
Series A Preferred stock dividends		(139,824)
Series B Preferred stock dividends		(64,982)
Proceeds from initial public offering		10,737,976
Balance, June 30, 2005		21,296,542

Accumulated deficit
Balance, December 31, 2004		(812,988)
Net loss		(746,711)
Balance, June 30, 2005		(1,559,699)
Total stockholders’ equity		$18,945,104

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$ (746,711)	$ (114,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,402	165,333
Accretion	2,592	2,400
Changes in assets and liabilities:
Accounts receivable, related party	-	(62,465)
Accounts receivable	(43,419)	(35,096)
Accrued interest receivable	(32,640)	-
Prepaid expenses	(63,573)	(71,541)
Deposits	(20,864)	(126,586)
Accounts payable	61,872	77,554
Accrued expenses and other current liabilities	69,145	4,279
Net cash used in operating activities	(219,196)	(160,765)
Cash flows from investing activities
Purchases of property and equipment	(84,996)	(8,398)
Purchase of TOP system	-	(2,959,873)
Deferred Bear Paw acquisition costs	-	(60,892)
Reduction in accrued TOP acquisition costs	(184,713)	-
Net cash used in investing activities	(269,709)	(3,029,163)
Cash flows from financing activities
Proceeds from issuance of common stock	-	20,000
Deferred costs of raising capital	-	(46,603)
Proceeds from issuance of Series A Preferred stock, net of costs	-	4,987,025
Proceeds from issuance of Series B Preferred stock, net of costs	-	4,646,875
Proceeds from IPO, net of costs	11,007,344	-
Borrowings under bank loan	50,000	-
Repayment of bank loan	(1,550,000)	-
Dividends	(338,489)	(62,500)
Net cash provided by financing activities	9,168,855	9,544,797
Net increase in cash	8,679,950	6,354,869
Cash - beginning of period	320,150	-
Cash - end of period	$ 9,000,100	$ 6,354,869
Supplemental disclosure of cash flow activity:
Cash paid for interest	$ 49,441	$ -
Supplemental schedule of non-cash financing activities:
Issuance of warrants in connection with initial public offering	$ 571,099	$ -
Conversion of Series A and B preferred stock	$ 3,950	$ -
Asset retirement obligation	$ -	$ 60,004

The accompanying notes are an integral part of these unaudited financial statements.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 1 – Basis of Presentation, Description of Business and Summary of Significant Accounting Policies

Description of Business

PRB Gas Transportation, Inc. (the “Company” or “PRB”) was incorporated in December 2003 and was capitalized and commenced operations in January 2004 when the Company acquired certain operating assets of TOP Gathering, LLC (“TOP”), which included a gathering system and related land leases and gas gathering contracts.  Effective August 1, 2004, the Company acquired certain operating assets of Bear Paw Energy, LLC (“BPE”) that are located in the same area of Wyoming as the TOP assets.  The BPE assets included two gathering systems, two delivery lines and related land leases and gas gathering and transportation agreements.  The Company owns and operates these three gas gathering systems and is in the business of gathering and transporting natural gas.  See Note 8 for the Company’s future business plans.

Basis of Presentation

The  accompanying  unaudited  interim  financial statements  have  been  prepared  by  the  Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant  to the  rules  and regulations of the Securities and Exchange Commission, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of PRB as of June 30, 2005 and the results of its operations  and cash flows for the three months and six  months ended June 30, 2005 and 2004. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s Registration Statement on Form S-1 dated April 12, 2005.  The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less.

Concentrations of Credit Risk

The  Company at times has cash in banks in excess of FDIC  insurance  limits and places  its  temporary  cash  investments  with high  credit  quality  financial institutions.

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.  Management periodically reviews accounts receivable and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  Allowances for uncollectible accounts receivable are based on information available and historical experience.  As of June 30, 2005 and 2004, there was no allowance for uncollectible accounts receivable.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 1 – Basis of Presentation, Description of Business and Summary of Significant Accounting Policies (cont.)

Significant Accounting Policies (cont.)

Revenues from customers which represented 10% or more of the Company’s sales for the three months and six months ended June 30, 2005 were as follows (as a percentage of sales):

	For the three months ended	For the six months ended
Customer	June 30, 2005	June 30, 2005
A	58%	57%
B	11%	10%

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

Abandonment Liability

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of facilities related to assets acquired in the TOP acquisition was recorded as of January 1, 2004, the effective date of the acquisition. The net estimated costs were discounted to present values using a risk adjusted rate over the estimated economic life of the compressor site.  Such costs were capitalized as part of the cost of the related asset and are amortized.  The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and amortization.  The Company has not yet recorded an asset retirement obligation in conjunction with the assets acquired from BPE because sufficient information to make a reasonable estimate of the fair value of the liability is not available.

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

June 30, 2005

Note 1 - Description of Business and Summary of Significant Accounting Policies (cont.)

Significant Accounting Policies (cont.)

Stock Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As such, the Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under which compensation expense related to employee stock grants is recorded if the fair value of the underlying stock exceeds the exercise price on the grant date.  Certain pro forma net loss and  loss per share disclosures for employee stock option grants are reflected below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method. Had compensation cost for the options issued under the PRB Transportation, Inc. Equity Compensation Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share for the three months and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$ (433,553)	$ (279,919)	$ (951,517)	$ (373,102)
Total stock-based employee compensation expense determined under fair value based method for all awards	300,917	22,012	323,951	22,012
Pro forma net loss	$ (734,470)	$ (301,931)	$ (1,275,468)	$ (395,114)
Net loss per share, basic and diluted:
As reported	$ (0.07)	$ (0.17)	$ (0.14)	$ (0.23)
Pro forma	$ (0.12)	$ (0.19)	$ (0.19)	$ (0.25)

The following table summarizes activity for options during the six months ended June 30, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	220,000	$ 5.50
Granted during the six months ended June 30, 2005	170,000	$ 7.58
Exercised during the six months ended June 30, 2005	- -	-
Balance, June 30, 2005	390,000	$ 6.41
Exercisable at June 30, 2005	181,250	$ 6.38

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 1 - Description of Business and Summary of Significant Accounting Policies (cont.)

Significant Accounting Policies (cont.)

Stock Based Compensation (cont.)

The following table summarizes activity for options during the six months ended June 30, 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2004	- -	$ -
Granted during the six months ended June 30, 2004	195,000	5.50
Exercised during the six months ended June 30, 2004	- -	-
Balance, June 30, 2004	195,000	$ 5.50
Exercisable at June 30, 2004	70,000	$ 5.50

The weighted average remaining contractual life for the options outstanding at June 30, 2005 is 8.1 years.  The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model.  The weighted average fair value of options outstanding at June 30, 2005 is $1.89.  The weighted average fair value of options granted and exercisable at June 30, 2005 is $1.57.

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

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Series A Convertible Preferred	-	2,400,000	-	2,400,000
Series B Convertible Preferred	-	1,550,000	-	1,550,000
Series C Convertible Preferred	411,000	-	411,000	-
Warrants (See Note 7)	245,000	45,000	245,000	45,000
Options	390,000	195,000	390,000	195,000
Total potentially anti-dilutive shares excluded	1,046,000	4,190,000	1,046,000	4,190,000

 PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for PRB on January 1, 2006.

Note 2 –  Property, Equipment and Contracts

Property and equipment consists of the following at June 30, 2005 and December 31, 2004:

	Useful Lives	June 30, 2005	December 31, 2004
Compressor sites	10 years	$ 2,097,006	$ 2,027,209
Pipelines and interconnect	10 years	6,563,598	6,563,598
Computer equipment	3 years	21,399	10,585
Office furniture and equipment	7 years	34,748	30,363
		8,716,751	8,631,755
Less accumulated depreciation		(934,921)	(495,552)
		$ 7,781,830	$ 8,136,203

Depreciation expense related to these assets totaled $220,728 and $57,376 for the three months ended June 30, 2005 and 2004, respectively, and $439,369 and $114,290 for the six months ended June 30, 2005 and 2004, respectively.

Contracts valued at $2,300,651 are being amortized over 10 years which is the estimated life of the contracts and/or the fields underlying the contracts.  Amortization expense related to these contracts was $57,516 and $25,521 for the three months ended June 30, 2005 and 2004, respectively, and $115,033 and $51,043 for the six months ended June 30, 2005 and 2004, respectively.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 3 - Asset Retirement Obligation

Property and equipment includes platforms to hold the leased compressors at the Company's TOP gas gathering facilities. The Company is legally required to dismantle these compressor platforms at the end of their useful lives.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognized the fair value of a liability for an asset retirement obligation (“ARO”) in the amount of $60,004.  The Company capitalized that cost as part of the carrying amount of the compressor site which is depreciated over the estimated life of the compressors’ use.  The following table describes all changes to the Company's asset retirement obligation liability during the three months and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Asset retirement obligation, beginning of period	$ 66,100	$ 61,204	$ 64,804	$ -
Acquisition of TOP assets	-	-		60,004
Accretion expense	1,296	1,200	2,592	2,400
Asset retirement obligation, end of period	$ 67,396	$ 62,404	$ 67,396	$ 62,404

The Company has not yet recorded an asset retirement obligation relating to obligations under certain of the surface use agreements purchased from BPE because a reasonable estimate of the useful lives of the fair market value of the liability cannot currently be made.  The Company will periodically review available information and record an ARO in the period that a reasonable estimate of the fair market value of the liability can be made.

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

Note 5 – Notes Payable

On December 14, 2004, the Company signed a promissory note with the Bank of Oklahoma (“BOK”) for a $1,750,000 revolving line of credit that was due on the earlier of March 31, 2005 or upon funding of the Company’s initial public offering (“IPO”). Accrued interest, calculated at prime, was due monthly. The interest rate at March 31, 2005 was 5.75%.  The note was secured by the Company’s gas gathering assets, associated contracts and a $1,000,000 certificate of deposit pledged by a preferred shareholder.  As of March 31, 2005, the outstanding balance of the note was $1,500,000. On March 28, 2005, the Company  signed a modification to the note extending the maturity date of the note to May 31, 2005.

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

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 6 – Commitments and Contingencies (cont.)

Gas Gathering and Transportation Contracts - TOP

Included in the TOP acquisition were three gas gathering contracts and a gas transportation contract.  The following is a description of these contracts.

The Company assumed a gas gathering contract that was effective in October 2001 to gather and deliver gas for $0.89 per thousand cubic feet (“Mcf”) until such time as the Company has received a total of 4.5 billion cubic feet (“BCF”) of gas from the shipper.  Thereafter, the transportation fee will be reduced $0.05 for every 5 BCF of gas received.  The first threshold was reached in June 2004 and accordingly the rate was reduced to $0.84 per Mcf effective July 1, 2004. The Company estimates that the next threshold will not be reached for at least 10 years. The contract remains in effect as long as the Company's gathering facility remains profitable.  In the event the contract is unprofitable for the Company, the Company may terminate the contract with 30 days written notice.  Revenue generated under this contract during the six months ended June 30, 2005 and 2004 was approximately $124,400 and $350,439, respectively.  The amounts earned under this contract were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

The Company assumed a 10-year gas gathering contract that was effective in September 2002 to gather and deliver gas for an unrelated third party for $0.58 per Mcf until such time as the shipper has delivered 2 Bcf.  Thereafter the gathering fee will be reduced to $0.52.  This threshold was reached in June 2005.  After the initial term, either party may terminate the contract with 30 days written notice.  Revenue generated under this contract during the six months ended June 30, 2005 and 2004 was approximately $116,600 and $242,024, respectively.

The Company assumed a 10-year gas gathering contract that was effective in November 2003 to gather and deliver gas for $0.55 per Mcf.   After the initial term, either party may terminate the contract with 30 days written notice.  The producer behind this contract is currently directing its gas to another gatherer.  Revenue generated under this contract during the six months ended June 30, 2005 and 2004 was approximately $4,500 and $149,329, respectively.  The amounts earned under this contract were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

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

Gas Gathering and Transportation Contracts - BPE

Included in the BPE acquisition were twelve gas gathering contracts.  Below is a description of these contracts:

The Company assumed four gas gathering contracts that are solely volume-based.  All of the contracts are for the life of production, currently estimated to be 10 years, with prices of $0.37 per Mcf, $0.43 per Mcf and $0.539 per Mcf (two contracts currently billed together).  Revenues generated under these contracts during the six months ended June 30, 2005 were $14,653, $42,162 and $161,380, respectively.

 In June 2005, PRB determined that the minimum bill provisions in one of the above gas gathering contracts had not been implemented.  The contract terms reflect that the minimum payment clause is to remain in effect through March 2006 and the contract language allows for a 24 month look back for billing errors. The revenue numbers above reflect the minimum payments billed and paid for the months of May and June 2005.

In June 2005, the Company billed the customer approximately $304,000 for additional amounts due under the above contract for the period from August 1, 2004 (the acquisition date of the contract) through April 30, 2005. PRB is currently unable to determine whether these amounts will be paid or are collectible and consequently has not categorized these amounts as collectible at this time. Accordingly, the Company has not yet recorded

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 6 – Commitments and Contingencies (cont.)

Gas Gathering and Transportation Contracts – BPE (cont.)

these amounts as revenue. After PRB has determined the amount, if any, that is collectible, the Company will record the revenue in the appropriate period.   If the total amount were to be recognized as revenue, it would have the following effect on previously filed financial statements for PRB.

	For the three months ended March 31, 2005 (unaudited)	For the year ended December 31, 2004

Increase in revenue	$ 105,450	$ 162,450
Decrease in net loss applicable to common stock	$ 105,450	$ 162,450
Decrease in net loss per share - basic and diluted	$ 0.13	$ 0.12

The Company assumed a gas transportation contract which expired in September 2004 but continues to be billed under the old contract rate of $0.04 per Mcf until the contract is renegotiated.  Revenue generated under this contract during the six months ended June 30, 2005 was $8,436.

The Company assumed eight gas gathering contracts which have gathering rates that are based on both volume and compression used on the system.  All contracts are for the life of production, currently estimated to be 10 years.  Gathering fees for these eight contracts have two major components: 1) volume is measured from a central gathering point to the applicable delivery points and customers are charged a rate of $0.12 per Mcf; and 2) a compression fee is charged for each compressor through which the owner’s gas flows.  The owner is charged based on allocated volumes multiplied by the corresponding compression rate.  As of June 30, 2005, there were five screw compressors billed at $11,000 each and one recip compressor billed at $40,000.  One of the eight contracts is subject to an additional fee based on volume from the wellhead to the central gathering point at a rate of $0.12 per Mcf.  Revenue generated under these eight contracts during the six months ended June 30, 2005 was $942,042.

Possible Rescission of Series C Convertible Preferred Stock Sale

In December 2004, the Company received $1,233,000 from the sale of 411,000 shares of Series C Convertible Preferred stock.  The Company paid no cash or other commissions or finders’ fees in connection with this offering. In the view of the Securities and Exchange Commission, this placement might not have been eligible for an exemption from registration   under the Securities Act of 1933.  In the absence of such an exemption, investors could bring suit against the Company to rescind their stock purchases, in which event the Company could be liable for rescission payments to these investors of up to $1,233,000, exclusive of interest and costs. In August 2005, the Company filed a registration statement on Form S-1 to register the underlying shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock.

Office lease

In May 2005, the Company entered into a 63 month lease for 4,768 square feet of office space beginning on August 1, 2005.  The lease calls for monthly payments of  base rent beginning in month four of the lease term  and, in years subsequent to the first year, a proportionate share of increases in operating expenses and real estate

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

June 30, 2005

Note 7 - Stockholders' Equity

Office lease (cont.)

taxes over PRB’s proportionate share of the first year’s real estate taxes and operating expenses.  If PRB defaults under the terms and conditions of the lease, the three month conditional rent abatement will be fully due and payable. The base rent for the first nine months is based on an annual payment of $16 per square foot and increases $0.50 per year through the term of the lease.

Initial Public Offering

On April 12, 2005, the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission and the Company’s stock began trading on the American Stock Exchange under the trading symbol PRB.  The Company sold 2,300,000 shares of common stock,  including 300,000 shares pursuant to the underwriter’s exercise of its over-allotment option.  In conjunction with the offering, holders of Series A and Series B preferred stock converted their shares into an equal number of registered common shares.  The Company recorded proceeds of $10,169,158, net of underwriter’s discounts, commissions and expenses, including warrants valued at $583,215, as of June 30, 2005.

The Company entered into an underwriting agreement on April 12, 2005.   The agreement called for the underwriter to purchase the shares on a firm commitment basis at an 8% discount to the offering price.  The Company’s underwriter also received a 3% non-accountable expense allowance of the aggregate offering price of the shares offered, excluding the 300,000 over-allotment shares. At the closing of the underwriting, the Company sold warrants to the underwriter to purchase 200,000 shares of common stock at a price of $0.0001 per warrant.  The warrants have an exercise price of $6.875 (125% of the initial offering price) and are exercisable for four years from the first anniversary of their issuance.

Dividends

Both the Series A and Series B shares had dividend rights which state that dividends will accrue from the date of issue until paid, whether or not earned or declared.  As all of the Series A and B preferred shareholders converted to common shares in April 2005, final dividends were paid through the date of conversion.

Note 8 – Subsequent Events

In July 2005, PRB entered into a letter of intent, subject to a definitive agreement, to develop coal bed methane properties in an area of mutual interest in Wyoming and Montana with Enterra Energy Trust (“Enterra”).  Under the venture, the Company will have the right to earn up to a 50% working interest in certain properties of Enterra’s recently acquired subsidiary, Rocky Mountain Gas (“RMG”).

Under the terms of the proposed agreement, PRB may expend up to $21.8 million by August 31, 2007 to acquire, drill and develop coal bed methane properties, including the RMG properties, in the area of mutual interest.  For any RMG properties the Company develops or any new properties jointly acquired within the area of mutual interest, PRB and Enterra will each own a 50% working interest.  Upon the expenditure of the $21.8 million, PRB will earn a 50% interest in all of the RMG properties as defined in the agreement.   PRB plans to operate the properties in the area of mutual interest.  By funding the drilling on this acreage, the Company will also have the opportunity to gather the production on all properties except those currently dedicated to other gatherers. Cash on hand is sufficient to fund planned expenditures through the end of 2005.  The Company is currently evaluating various sources of financing to fund future spending.

The Company is in the process of completing a management services agreement to operate currently producing properties owned by RMG.  In contemplation of this agreement, PRB hired nine former RMG or affiliate employees in Wyoming, effective August 1, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Natural gas wells in the Powder River Basin area typically experience sharp declines in production volume in the first several years of production.  Production then stabilizes and declines more ratably over a gas well’s average life of approximately eight to 10 years.  The majority of the wells serviced by our TOP and Bear Paw gathering systems have reached a stable decline phase of production.  We believe that undeveloped reserves in the fields serviced by these systems may provide additional production that could offset future declines and possibly exceed current gas production. In light of the steep volume declines that we have experienced at our TOP system, we are in the process of evaluating opportunities to reduce system operating costs and to increase throughput. We expect that we will complete this evaluation during the third quarter of 2005.

We plan to expand our present operations by:

•

enhancing the present gathering systems through operating efficiencies and expanding to servicing additional wells within these systems;

•

designing and building new gathering systems;

•

acquiring existing gathering systems;

•

acquiring working interests in properties in areas where there are opportunities to build new gathering systems;

•

operating producing properties for other parties under a proposed management agreement; and

•

developing and acquiring coal bed methane properties as outlined below.

In July 2005, we entered into a letter of intent, subject to a definitive agreement, to develop coal bed methane properties in an area of mutual interest in Wyoming and Montana with Enterra Energy Trust (“Enterra”).  Under the venture, the Company will have the right to earn up to a 50% working interest in certain properties of Enterra’s recently acquired subsidiary, Rocky Mountain Gas (“RMG”).

Under the terms of the proposed agreement, we may expend up to $21.8 million by August 31, 2007 to acquire, drill and develop coal bed methane properties, including the RMG properties, in the area of mutual interest.  For any RMG properties we develop or any new properties we jointly acquire within the area of mutual interest, PRB and Enterra will each own a 50% working interest.  Upon the expenditure of the $21.8 million, we will earn a 50% interest in all of the RMG properties as defined in the proposed agreement.   We plan to operate the properties in the area of mutual interest.  By funding the drilling on this acreage, we will also have the opportunity to gather the production on all properties except those currently dedicated to other gatherers. Our cash on hand is sufficient to fund planned expenditures through the end of 2005.  We are currently evaluating various sources of financing, including equity and or debt offerings, in order to fund our planned 2006 and 2007 development and acquisition activities.

We are in the process of completing a management services agreement to operate currently producing properties owned by RMG.  In contemplation of this agreement, we have hired nine former RMG or affiliate employees in Wyoming, effective August 1, 2005.

We currently have no agreements for the design of new systems or the acquisition of existing systems.  In general, our acquisition and building criteria focus on the estimated recoverable reserves remaining behind a system and the likelihood of the producers’ continued development of those reserves.

On April 12, 2005, we completed our initial public offering of 2,300,000 shares of common stock (including the underwriter’s over-allotment option of 300,000 shares) at $5.50 per share and commenced trading on the American Stock Exchange under the trading symbol ‘PRB.’  We received proceeds of $11,273,100 net of underwriter’s discounts, commissions and expenses at closing on April 15, 2005.  Additional costs of the offering, including warrants valued at $583,215, totaled $1,103,942 at June 30, 2005.

Also in April 2005, all of our Series A and B preferred shareholders converted their 3,950,000 shares of preferred stock into an equal number of shares of common stock.  We filed a registration statement on Form S-1 to register the common shares underlying our Series C convertible stock.

At August 13, 2005, we have 7,055,894 shares of common stock outstanding.

  Financial Operations Overview

Our systems gather natural gas for independent natural gas companies in the Powder River Basin area of Wyoming.  Our commercial operations commenced in January 2004 with the TOP acquisition.  We expanded our commercial operations in August 2004 with the Bear Paw acquisition.

Nature of revenue  The amount of revenue we generate will primarily depend on the level of the fees we charge for gathering and the amount of throughput in our pipelines.  Gathering fees are determined by negotiation with the producers or shippers involved.  Our fees are not regulated by any governmental authority.  To date, we have not taken ownership of the gas that we gather.

As of June 30, 2005, we have 13 customers, two of which represent 10% or more of our revenues for the six months ended June 30, 2005.   Some of our customers may be highly leveraged and subject to their own operating and regulatory risks.  If either of these key customers default on their obligations to us, our financial results would be adversely affected.

We have two types of gathering contracts.  Seven of our contracts are currently on a volume only basis where we charge a set fee per thousand cubic feet, or Mcf, of gas gathered. The rates for these contracts vary from approximately $0.37 per Mcf to $0.70 per Mcf, with those below $0.53 per Mcf accounting for less than 3.3% of our revenues for the six months ended June 30, 2005.  One of the producers covered by this type of contract is currently directing its gas to another gathering system.  The balance of our gathering contracts are a combination of a $0.12 per Mcf fee based on volume and an additional fee for each compressor used on the system.  These compression fees are allocated to each producer on the system based on its individual usage volumes and the total usage volumes of gas passing through the system.  In June 2005 the gathering fees under this type of contract ranged from approximately $0.60 per Mcf to $0.71 per Mcf.  These fees will vary monthly depending on the producers' individual production and the system's total throughput.  Amounts earned under two of these contracts were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

Two of our contracts have thresholds which provide for a reduction in rates.  We assumed a gas gathering contract that commenced in October 2001 to gather and deliver gas for a related party for $0.89 per Mcf until such time as we received a total of 4.5 billion cubic feet, or Bcf, of gas from the shipper.  Thereafter, the transportation fee will be reduced $0.05 for every 5 Bcf of gas received.  The first threshold was reached in June 2004 and accordingly the rate was reduced to $0.84 per Mcf effective July 1, 2004. We estimate that the next threshold will not be reached for at least 10 years. The contract remains in effect as long as our gathering facility remains profitable.  In the event the contract is unprofitable for us, we may terminate the contract with 30 days written notice.  Revenues generated under this contract during the six months ended June 30, 2005 were $124,391.

In addition, we assumed a 10-year gas gathering contract commencing in September 2002 to gather and deliver gas for an unrelated third party for $0.58 per Mcf until such time as the shipper has delivered two Bcf.  Thereafter, the gathering fee will be reduced to $0.52 per Mcf.  This threshold was reached in June 2005.  After the initial term, either party may terminate the contract with 30 days written notice.  Revenues generated under this contract during the six months ended June 30, 2005 were $116,604.

One of our gas gathering contracts contains a minimum payment clause of $42,000 per month..  This clause had not been previously applied to the customer’s invoices and in June 2005 we billed the customer approximately $304,000 for additional amounts due under the contract for the period from August 1, 2004 (the acquisition date of the contract) through April 30, 2005, as the terms of the contract allow for a 24 month look back for billing errors. We have not recorded this additional billing in our financial statements as of June 30, 2005, as collection cannot be assured.  After we have determined the amount, if any, that is collectible, the Company will record the revenue in the appropriate period.  This clause is in effect until March 2006.

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

Operating expenses Operating expenses include compression, operating agreement expense, site supervision costs, maintenance and operating supplies, property taxes, insurance, land use and surface rights payments and contract services, all of which are relatively fixed costs. Operating expenses also include transportation fees paid to others which vary with the throughput on our gathering lines.

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

Interest expense  At March 31, 2005, we had a note payable to the Bank of Oklahoma under a line of credit in the amount of  $1,500,000.  Interest was payable monthly at a fluctuating interest rate at the JPMorgan Chase Bank prime rate per annum.  The annual interest rate was 5.75% at March 31, 2005. This bank line of credit matured the earlier of May 31, 2005 or within three days following the funding of the initial public offering and was secured by all of our gathering assets and a pledge of a $1,000,000 certificate of deposit by a preferred stockholder.  In consideration for this $1,000,000 pledge, we agreed to pay the preferred stockholder a monthly fee of 0.529% until the bank line of credit was retired and the pledge was released.  In April 2005, we drew down an additional $50,000 on the line of credit.

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

Long-lived assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future undiscounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. We recorded no impairments of long-lived assets during the six months ended June 30, 2005.

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

Results of operations

Six months ended June 30, 2005 (unaudited) compared to the six months ended June 30, 2004 (unaudited)

Revenues  Gas gathering revenues were $1,414,157 for the six months ended June 30, 2005 compared with $741,792 for the six months ended June 30, 2004, an increase of $672,365  or 90.6%.  Revenues from the Bear Paw systems of $1,168,673 are included in the revenues for the six months ended June 30, 2005 and offset the decrease of $496,308, or 66.9%, experienced for the TOP system.  Of this decrease, approximately $149,000  was attributable to the redirection of one of our producer’s gas to another gathering system and the rest was due to lower natural gas volumes processed through the gathering system by existing producers.

Operating expenses  Operating expenses totaled $874,994 for the six months ended June 30, 2005 compared with $440,125 for the six months ended June 30, 2004, an increase of $434,869, or 98.8%. Bear Paw operating expenses of $601,733 are included in operating expenses for the six months ended June 30, 2005.  The decrease for this period excluding the Bear Paw expenses is $166,864, or 37.9%. Approximately $88,700 of this decrease is attributable to a reduction in the number of compressors leased and a renegotiation of compressor lease rates and approximately $93,000 is due to a decrease in gas transportation fees paid based on the lower gas volumes.  These decreases were offset by an increase in property tax of approximately $13,000. We reduced the number of compressors utilized due to the lower natural gas volumes being produced.

Depreciation and amortization Depreciation and amortization totaled $556,994 for the six months ended June 30, 2005 compared with $167,733 for the six months ended June 30, 2004, an increase of $389,261, or 232%.  Bear Paw depreciation and amortization expenses of $382,329 are included in depreciation and amortization expenses for the six months ended June 30, 2005.  The actual increase for this period excluding the Bear Paw expenses is approximately $7,000, which is attributable to depreciation on office furniture and equipment and an additional meter at the TOP facility.

General and administrative expenses  General and administrative expenses totaled $727,799 for the six months ended June 30, 2005 compared with $261,515 for the six months ended June 30, 2004, an increase of $466,284, or 178%. Approximately $242,000 of the increase is attributable to payroll and related employee expense due to the hiring of professional management and staff that were necessary for operations.  Approximately $86,000 of the increase is attributable to professional and consulting fees, including $23,000 accrued for a property tax assessment appeal which resulted in a reduction of approximately $114,000 in annual property taxes.  There was also an increase in rent of approximately $13,000 and an increase in fees related to being a public company of $82,411 which we did not have in 2004.

Three months ended June 30, 2005 (unaudited) compared to the three months ended June 30, 2004 (unaudited)

Revenues  Gas gathering revenues were $678,550 for the three months ended June 30, 2005 compared with $342,881 for the three months ended June 30, 2004, an increase of $335,669  or 97.9%.  Revenues from the Bear Paw systems of $566,000 are included in the revenues for the three months ended June 30, 2005 and offset the decrease of $230,330, or 67.1%, experienced for the TOP system.  Of this decrease, approximately

$79,700 was attributable to the redirection of one of our producer’s gas to another gathering system and the rest was due to lower natural gas volumes processed through the gathering system by existing producers.

Operating expenses  Operating expenses totaled $384,202 for the three months ended June 30, 2005 compared with $221,355 for the three months ended June 30, 2004, an increase of $162,847, or 73.6%. Bear Paw operating expenses of $275,321 are included in operating expenses for the three months ended June 30, 2005.  The decrease for this period excluding the Bear Paw expenses is $112,474, or 50.8%. Approximately $68,500 of this decrease is attributable to a reduction in the number of compressors leased and a renegotiation of compressor lease rates and approximately $43,800 is due to a decrease in gas transportation fees paid based on the lower gas volumes.  We reduced the number of compressors utilized due to the lower natural gas volumes being produced.

Depreciation and amortization Depreciation and amortization totaled $279,540 for the three months ended June 30, 2005 compared with $84,097 for the three months ended June 30, 2004, an increase of $195,443, or 232%.  Bear Paw depreciation and amortization expenses of $191,165 are included in depreciation and amortization expenses for the six months ended June 30, 2005.  The actual increase for this period excluding the Bear Paw expenses is approximately $4,300, which is attributable to depreciation on office furniture and equipment and an additional meter at the TOP facility.

General and administrative expense  General and administrative expenses totaled $466,296 for the three months ended June 30, 2005 compared with $172,560 for the three months ended June 30, 2004, an increase of $293,736, or 170%. Approximately $135,650 of the increase is attributable to payroll and related employee expense due to the hiring of professional management and staff that were necessary for operations.  Approximately $50,000 of the increase is attributable to professional and consulting fees, including $23,000 accrued for a property tax assessment appeal which resulted in a reduction of approximately $114,000 in annual property taxes.  There was also an increase in travel and entertainment of approximately $7,850 and an increase in fees related to being a public company of approximately $74,000 which we did not have in 2004.

General trends and outlook

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results.

U.S. Gas Supply and Outlook We believe that the relatively high levels of demand for natural gas by both the residential and commercial markets will continue to result in steady or increasing natural gas prices which in turn will drive drilling activity.  In 2003, the Bureau of Land Management forecasted that over 80,000 new wells will be drilled in the Rocky Mountain region by end of 2008.  There are approximately 15,000 authorized drilling permits to be issued by the BLM in the State of Wyoming.  We believe that an increase in U.S. drilling activity and additional sources of supply such as liquefied natural gas, or LNG, imports will be required for the natural gas industry to meet the expected increased demand for, and compensate for the slowing production of, natural gas in the United States.

Rising Interest Rate Environment The credit markets recently have experienced 50-year record lows in interest rates.  As the overall economy strengthens, it is likely that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation.  This could affect our ability to access the debt capital markets to pay for acquisitions.  In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.

Liquidity and capital resources

Cash flows and capital expenditures

At June 30, 2005, cash and cash equivalents totaled $9,000,100 and we had working capital of $9,176,082. Since our inception, we have principally financed our operating cash flow needs through a public and private offerings of our equity securities.

On April 12, 2005, we completed our initial public offering of 2,300,000 shares of common stock at $5.50 per share and our shares commenced trading on the American Stock Exchange under the trading symbol ‘PRB.’  We received proceeds of $11,273,100 net of underwriter’s discounts, commissions and expenses at closing on April 15, 2005.  Additional costs of the offering, including warrants valued at $583,215, totaled $1,103,942 at June 30, 2005.

We used a portion of the proceeds to retire the $1,550,000 balance outstanding under our $1,750,000 bank line of credit.  The bank line of credit was cancelled upon payment in full and the security interest in our gathering assets and the $1,000,000 certificate of deposit pledged by a preferred stockholder was released.

Our cash on hand is sufficient to fund planned expenditures through the end of 2005.  We are currently evaluating various sources of financing to fund future development and acquisition activities.  While we currently have no definitive plans for future issuances of equity securities other than in conjunction with compensation plans, warrants and conversion of our preferred stock, we are planning to issue equity and or debt securities, depending on their relative economics and their availability,  to finance our development and acquisition programs.

Cash flow used in operations Cash used in operating activities was $219,196 for the six months ended June 30, 2005.  The net loss from operating activities of $746,711 was reduced by $554,402 in depreciation and amortization, $2,592 in accretion expense and an increase of $131,017 in accounts payable and accrued expenses and other current liabilities. This was offset by a decrease of approximately $106,992 in prepaid expenses and accounts receivable. $20,864 in deposits and $32,640 of accrued interest receivable related to a certificate of deposit.

Cash used in operating activities was $160,765 for the six months ended June 30, 2004.  The net loss from operating activities of $114,643 was reduced by $165,333 of depreciation and amortization and $2,400 of accretion expense and an increase of $81,833 in accounts payable and accrued expenses and other current liabilities. This was offset by an increase of $71,541 in prepaid expenses, $97,561 in accounts receivable and $126,586 in deposits.

Cash flow used in investing activities Cash used in investing activities was $269,709 for the six months ended June 30, 2005.  The funds were principally used for additions to the TOP system and for purchasing office furniture and computer equipment.

Cash used in investing activities was $3,029,163 for the six months ended June 30, 2004.  Approximately $2,960,000 was used for the acquisition of the TOP system, $61,000 for the initial due diligence on the Bear Paw acquisition  and the balance for the purchase of office equipment.

Cash flow from financing activities  Cash provided by financing activities was $9,168,855 for the six months  ended  June 30, 2005.  This includes cash proceeds of $11,007,344 from our initial public offering.  We paid off our line of credit in the amount of $1,500,000 and paid $338,489 in preferred dividends.

Cash provided by financing activities was $9,544,797 for the six months ended June 30, 2004.  We received $4,987,025 in net proceeds from the sale of our Series A preferred stock, $20,000 from the sale of common stock and net proceeds of $4,646,875 from the sale of our Series B preferred stock.  These amounts were reduced by the payment of $62,500 of dividends on our Series A preferred stock and $46,603 of costs related to our initial public offering.

Preferred stock dividends

All of our Series A 10% preferred stock and Series B 5% preferred stockholders converted to common stock on April 11, 2005.  On April 15, 2005 we paid $155,364 in accrued dividends up to the conversion date.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s second quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management has identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company intends to add additional financial and accounting personnel during the third quarter of 2005 to address this resource issue. The Company will also assess the viability of enhancing or replacing its electronic data processing software in 2005.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                   None.

Item 2.        Changes in Securities and Use of Proceeds

(f) Use of Proceeds

Our registration statement on Form S-1 (file number 333-120129) became effective and our common stock commenced trading on the American Stock Exchange on April 12, 2005. A total of 2,300,000 shares of common stock were registered for the account of PRB for an aggregate offering price of $12,650,000.  All of these securities were sold.  A total of 3,995,000 shares of common stock were registered for the account of selling shareholders.  PRB received no proceeds from the sale of these shares.  The managing underwriter was Gilford Securities Incorporated.

Actual expenses incurred in connection with the issuance and distribution of the above securities during the period from the effective date through June 30, 2005 were $2,480,842,  representing underwriting discounts and commissions of $1,012,000, underwriter expenses of $389,900 and other expenses of $1,078,942 (including warrants valued at $583,215).

All payments were direct or indirect to others.  No payments were direct or indirect payments to:  i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.

Net proceeds from the offering were $10,169,158 after expenses and including the proceeds from the underwriter's exercise of its over-allotment option.

In April 2005, $1,553,703 was used to repay the $1,550,000 outstanding on the line of credit from the Bank of Oklahoma plus accrued interest.

No use of proceeds has involved direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.  The unutilized portion of the proceeds is presently being invested in highly liquid, short-term investments.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibits
3.1	Amended Articles of Incorporation of the Registrant (1)
3.2	Amended By-laws of the Registrant (2)
3.3	Series A Preferred Stock Certificate of Designation (1)
3.4	Series B Preferred Stock Certificate of Designation (1)
3.5	Series C Preferred Stock Certificate of Designation (2)
10.1	Equity Compensation Plan (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (3)
32.1	Section 1350 Certification. of Chief Executive Officer (3)
32.2	Section 1350 Certification of Principal Accounting Officer (3)

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

PRB Gas Transportation, Inc. (Registrant)
Date: August 15, 2005	/s/ William P. Brand, Jr.
William P. Brand, Jr. Vice President - Finance

 EXHIBIT INDEX

Exhibits
3.1	Amended Articles of Incorporation of the Registrant
3.2	By-laws of the Registrant
3.3	Series A Preferred Stock Certificate of Designation
3.4	Series B Preferred Stock Certificate of Designation
3.5	Series C Preferred Stock Certificate of Designation
10.1	Equity Compensation Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification. of Chief Executive Officer
32.2	Section 1350 Certification. of Principal Accounting Officer