Form 10-Q/A
period 2005-06-30
PRB Gas Transportation, Inc.
filed 2005-09-08
CIK 1299966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

1

The Form 10-Q filed for PRB Gas Transportation, Inc. on August 15, 2005 is hereby amended to include the exhibits 31.1, 31.2, 32.1 and 32.2 described below.

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

1

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, PRB Gas Transportation, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRB Gas Transportation, Inc. (Registrant)
Date: September 7, 2005	/s/ William P. Brand, Jr.
William P. Brand, Jr. Vice President - Finance

2

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

3