Form 10-Q/A
period 2005-03-31
PRB Gas Transportation, Inc.
filed 2006-03-22
CIK 1299966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-120129

PRB Gas Transportation, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0563497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Lawrence, Suite 450 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 308-1330
(303) 308-1590 (fax)
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 23, 2005, the registrant had 7,050,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

This Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed for the purpose of restating PRB Gas Transportation, Inc.’s unaudited financial statements as of and for the three months ended March 31, 2005. The Company acquired a contract effective August 2004.  During June 2005 the Company determined that it had incorrectly invoiced this customer for the period August 2004 through April 2005.  The original invoices for this period did not take into account that the agreement includes a minimum contract billing provision.  The Company invoiced the customer for the difference between the original invoices and the corrected invoices in June 2005.  The Company was not able to determine whether the customer would pay the difference due and as such did not restate its financial statements until collection was assured. The customer paid the Company for the difference due (approximately $304 thousand) during December 2005, including approximately $105 thousand in respect to the three months ended March 31, 2005. Accordingly, the Company has restated its financial statements.

Conforming changes have been made to the notes to the financial statements and management’s discussion and analysis of financial condition and results of operations included in the following 10-Q/A. See Note 2 in the notes to the unaudited financial statements for further information on this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the filing of the original Form 10-Q except in relation to the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

PRB Gas Transportation, Inc.

Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(as Restated, see Note 2)
Assets

Current assets
Cash	$101,043	$320,150
Accounts receivable	556,630	423,540
Prepaid expenses	153,050	103,760
Total current assets	810,723	847,450

Property and equipment, net	8,002,201	8,136,203

Other non-current assets
Deferred costs of raising capital	357,278	267,068
Deposits	450	3,517
Contracts, net	2,087,724	2,145,240
Total other non-current assets	2,445,452	2,415,825

Total assets	$11,258,376	$11,399,478

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$322,794	$137,991
Accrued expenses and other current liabilities	108,349	19,205
Accrued TOP acquisition costs	196,949	200,000
Dividends payable	132,903	133,683
Compressor disposal liability	25,000	25,000
Note payable	1,500,000	1,500,000
Total current liabilities	2,285,995	2,015,879

Asset retirement obligation	66,100	64,804
Total liabilities	2,352,095	2,080,683

Commitments and Contingencies

Stockholders’ equity
Capital, 50,000,000 shares authorized, par value $0.001, 5,639,000 shares undesignated
Series A 10% Convertible Preferred, 2,400,000 shares authorized, issued and outstanding	2,400	2,400
Series B 5% Convertible Preferred, 1,550,000 shares authorized, issued and outstanding	1,550	1,550
Series C Convertible Preferred, 411,000 shares authorized, issued and outstanding	411	411
Common stock, 40,000,000 shares authorized, 1,600,000 issued, 800,000 outstanding	1,600	1,600
Treasury stock	(800,000)	(800,000)
Additional paid-in-capital	10,581,027	10,763,372
Accumulated deficit	(880,707)	(650,538)
Total stockholders’ equity	8,906,281	9,318,795

Total liabilities and stockholders’ equity	$11,258,376	$11,399,478

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(as Restated, see Note 2)
Gas gathering revenues:
Related party	$—	$197,484
Third party	841,057	201,427
Total revenues	841,057	398,911

Expenses:
Operating	490,792	218,770
Depreciation and amortization	277,454	83,636
General and administrative	261,502	88,955
Total expenses	1,029,748	391,361

Operating (loss) income	(188,691)	7,550

Other income (expense):
Interest income	227	3,663
Miscellaneous income	300	—
Interest expense	(42,005)	—
Total other (expense) income	(41,478)	3,663

Net (loss) income	(230,169)	11,213

Convertible preferred stock dividends	(182,345)	(104,396)

Net loss applicable to common stock	$(412,514)	$(93,183)

Net loss per share – basic and diluted	$(0.52)	$(0.06)

Basic and diluted weighted average shares outstanding (1)	800,000	1,600,000

(1)          Excludes all shares of common stock issuable upon conversion of the preferred stock to common stock.  See Note 1.

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Amount
		(as Restated, see Note 2)
Series A 10% Convertible Preferred stock
Balance, December 31, 2004	2,400,000	$2,400
First quarter activity	—	—
Balance, March 31, 2005	2,400,000	2,400

Series B 5% Convertible Preferred stock
Balance, December 31, 2004	1,550,000	1,550
First quarter activity	—	—
Balance, March 31, 2005	1,550,000	1,550

Series C Convertible Preferred stock
Balance, December 31, 2004	411,000	411
First quarter activity	—	—
Balance, March 31, 2005	411,000	411

Common stock
Balance, December 31, 2004	800,000	1,600
First quarter activity	—	—
Balance, March 31, 2005	800,000	1,600

Treasury stock
Balance, December 31, 2004	800,000	(800,000)
First quarter activity	—	—
Balance, March 31, 2005	800,000	(800,000)

Additional paid-in-capital
Balance, December 31, 2004		10,763,372
First quarter activity
Series A dividends		(124,547)
Series B dividends		(57,798)
Balance, March 31, 2005		10,581,027

Accumulated deficit (as Restated, see Note 2)
Balance, December 31, 2004		(650,538)
First quarter activity		(230,169)
Balance, March 31, 2005		(880,707)
Total stockholders’ equity		$8,906,281

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(as Restated, see Note 2)
Cash flows from operating activities
Net (loss) income	$(230,169)	$11,213
Adjustments to reconcile net loss (income) to net cash provided by (used in)operating activities:
Depreciation and amortization	276,158	82,436
Accretion	1,296	1,200
Changes in assets and liabilities:
Accounts receivable	(133,090)	(223,127)
Prepaid expenses	(49,290)	(95,715)
Deposits	3,067	(125,509)
Accounts payable	184,803	31,973
Accrued expenses and other current liabilities	89,144	19,205
Net cash provided by (used in) operating activities	141,919	(298,324)

Cash flows from investing activities
Purchases of property and equipment	(84,640)	—
Purchase of TOP system	—	(1,941,375)
Reduction in accrued TOP acquisition costs	(3,051)	—
Net cash used in investing activities	(87,691)	(1,941,375)

Cash flows from financing activities
Proceeds from issuance of common stock	—	20,000
Deferred costs of raising capital	(90,210)	—
Proceeds from issuance of Series A Preferred stock, net of costs	—	4,987,025
Dividends	(183,125)	—
Net cash (used in) provided by financing activities	(273,335)	5,007,025

Net (decrease) increase in cash	(219,107)	2,767,326

Cash - beginning of period	320,150	—

Cash - end of period	$101,043	$2,767,326

Supplemental disclosure of non-cash activity:

Cash paid for interest	$40,580	$—

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

Restatement

During June 2005 the Company determined that it had incorrectly invoiced a customer for the period August 2004 through April 2005.  The Company invoiced the customer in June 2005 for approximately $304 thousand, representing the difference between the original invoices and the corrected invoices.  The customer paid the Company the difference due in full during December 2005.  For further information on this restatement see Note 2 – Restatement of Results.

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

Revenues from customers which represented 10% or more of the Company’s sales for the three months ended March 31, 2005 and 2004 were as follows (as a percentage of sales):

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

Customer	March 31, 2005	March 31, 2004
	(as Restated, see Note 2)
A	61%	—
B	8%	—
C	Less than 10%	51%
D	Less than 10%	32%
E	Less than 10%	17%

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

Had compensation cost for the options issued under the PRB Equity Compensation Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	2005	2004
	(as Restated, see Note 2)
Net loss applicable to common stockholders:
As reported	$(412,514)	$(93,183)
Total stock-based employee compensation expense determined under fair value based method for all awards	23,034	—
Pro forma net loss	$(435,548)	$(93,183)

Net loss per share, basic and diluted:
As reported	$(0.52)	$(0.06)
Pro forma	$(0.54)	$(0.06)

The following table summarizes activity for options during the three months ended March 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	220,000	$5.50
Granted during the three months ended March 31, 2005	—	—
Exercised during the three months ended March 31, 2005	—	—

Balance, March 31, 2005	220,000	$5.50

Exercisable at March 31, 2005	70,000	$5.50

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

Note 2 – Restatement of Results

The Company acquired a contract effective August 2004.  During June 2005 the Company determined that it had incorrectly invoiced this customer for the period August 2004 through April 2005.  The original invoices for this period did not take into account that the agreement includes a minimum contract billing provision.  The Company invoiced the customer for the difference between the original invoices and the corrected invoices in June 2005.  As the Company was not able to determine if the $304 thousand that was invoiced to the customer during June 2005 was going to be paid or was collectible, the Company had not previously recognized the $304 thousand as revenue.  The customer paid the Company for the difference due (approximately $304 thousand) during December 2005, including approximately $105 thousand in respect to the three months ended March 31, 2005, and $162 thousand in respect to the year ended December 31, 2004. Accordingly, the Company has restated its financial statements as summarized below.

The effect of this restatement on the Company’s previously issued Statement of Operations, Balance Sheets, Statements of Cash Flows and Stockholder’s Equity is as follows:

	For the three months ended March 31, 2005
	As reported	Adjustment	As restated
Revenue	$735,607	$105,450	$841,057
Net loss	$(335,619)	$105,450	$(230,169)
Net loss attributable to common stock	$(517,964)	$105,450	$(412,514)
Net loss per share basic and diluted	$(0.65)	$0.13	$(0.52)

	For the period ending
	March 31, 2005			December 31, 2004
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Accounts receivable	$288,730	$267,900	$556,630	$261,090	$162,450	$423,540
Accumulated deficit	$(1,148,607)	$267,900	$(880,707)	$(812,988)	$162,450	$(650,538)

Other line items in these statements such as operating income, current assets, etc. have been restated similarly.  The aforementioned restatement adjustments do not affect total cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities, although certain components of cash flows provided by operating activities have been restated.

Note 3 –  Property, Equipment and Contracts

Property and equipment consists of the following at March 31, 2005 and December 31, 2004:

	Useful Lives	March 31, 2005	December 31, 2004
Compressor sites	10 years	$2,102,081	$2,027,209
Pipelines and interconnect	10 years	6,563,598	6,563,598
Computer equipment	3 years	15,968	10,585
Office furniture and equipment	7 years	34,748	30,363
		8,716,395	8,631,755
Less accumulated depreciation		(714,194)	(495,552)
		$8,002,201	$8,136,203

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

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

Note 4 - Asset Retirement Obligation

Property and equipment includes platforms to hold the leased compressors at the Company’s TOP gas gathering facilities. The Company is legally required to dismantle these compressor platforms at the end of their useful lives.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognized the fair value of a liability for an asset retirement obligation (“ARO”) in the amount of $60,004.  The Company capitalized that cost as part of the carrying amount of the compressor site which is depreciated over the estimated life of the compressors’ use.  The following table describes all changes to the Company’s asset retirement obligation liability during the three months ended March 31, 2005 and 2004:

	2005	2004
Asset retirement obligation, beginning of period	$64,804	$—
Acquisition of TOP assets	—	60,004
Accretion expense	1,296	1,200

Asset retirement obligation, end of period	$66,100	$61,204

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

Note 5 – Income Taxes

The Company has not recorded a tax benefit for the current period as the realization is not expected to be likely during the year. The benefit is also not expected to be realizable as a deferred tax asset at year end as the Company anticipates recording a full valuation allowance for all deferred tax assets, except to the extent of offsetting reversals of expected deferred tax liabilities.

Note 6 – Notes Payable

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

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

On April 15, 2005, the Company repaid the $1,550,000 outstanding balance on the note and accrued interest of  $3,703 in full.

Note 7 –Commitments and Contingencies

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

The Company assumed a gas gathering contract that was effective in October 2001 to gather and deliver gas for $0.89 per thousand cubic feet (“Mcf”) until such time as the Company has received a total of 4.5 billion cubic feet (“BCF”) of gas from the shipper.  Thereafter, the transportation fee will be reduced $0.05 for every 5 BCF of gas received.  The first threshold was reached in June 2004 and accordingly the rate was reduced to $0.84 per Mcf effective July 1, 2004. The Company estimates that the next threshold will not be reached for at least 10 years. The contract remains in effect as long as the Company’s gathering facility remains profitable.  In the event the contract is unprofitable for the Company, the Company may terminate the contract with 30 days written notice.  Revenue generated under this contract during the three months ended March  31, 2005 and 2004 was approximately $67,110 and $201,425, respectively.  The amounts earned under this contract were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

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

The Company assumed a 10-year gas transportation contract with an unrelated third party, Bear Paw Energy, LLC that was effective in September 2001.  BPE transports the Company’s customers’ gas for $0.14 per Mcf.  The Company purchased certain assets from BPE effective August 1, 2004.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

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

The Company assumed eight gas gathering contracts which have gathering rates that are based on both volume and compression used on the system.  One of these contracts includes a monthly minimum billing provision.  All contracts are for the life of production, currently estimated to be 10 years.  Gathering fees for these eight contracts have two major components: 1) volume is measured from a central gathering point to the applicable delivery points and customers are charged a rate of $0.12 per Mcf; and 2) a compression fee is charged for each compressor through which the owner’s gas flows.  The owner is charged based on allocated volumes multiplied by the corresponding compression rate.  As of March 31, 2005, there were six screw compressors billed at $11,000 each and two recip compressors billed at $40,000 each.  One of the eight contracts is subject to an additional fee based on volume from the wellhead to the central gathering point at a rate of $0.12 per Mcf.  Revenue generated under these eight contracts during the three months ended March 31, 2005 was $516,321.

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

Note 8 - Stockholders’ Equity

Capital Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value capital stock.  There are 40,000,000 shares designated as common stock and 4,361,000 shares designated as preferred stock.  Capital stock of 5,639,000 remains undesignated.  The Board of Directors has designated three series of preferred stock.  Series A 10% Convertible Preferred Stock (“Series A”) is entitled to a 10% dividend payable quarterly, Series B 5% Convertible Preferred Stock (“Series B”) is entitled to a 5% dividend payable quarterly and Series C Convertible Preferred Stock (“Series C”) is not entitled to dividends.  All rights and preferences of Series A and Series B shareholders are equal. The rights and preferences of Series C shareholders are equal with the exception of electing members of the board of directors and being subordinate to the Series A and B shareholders upon liquidation. (See discussion in next paragraph.)  In the event of any liquidation, preferred shareholders are entitled to be paid, prior and in preference to any payments or distributions to common.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

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

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

March 31, 2005

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

Note 9 – Subsequent Events

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report.

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

This report contains our restated unaudited financial statements for the period ending March 31, 2005.  During June 2005 we determined that we had incorrectly invoiced a customer for the period August 2004 through April 2005. This customer was acquired as part of our Bear Paw Energy, LLC (“BPE”) acquisition as described below.  The original invoices in respect to this customer for this period did not take into account that the agreement includes a minimum contract billing provision.  We invoiced this customer for the difference between the original invoices and the corrected invoices in June 2005.  The customer paid the difference due (approximately $304 thousand) during December 2005, including approximately $105 thousand in respect to the three months ended March 31, 2005. As we were not able to determine if the $304 thousand that was invoiced to the customer during June 2005 was going to be paid or was collectible, we had not previously recognized the $304 thousand as revenue. For additional information see Note 2 — Restatement of Results in Item 1 of this report.

Overview

We own and operate natural gas gathering systems in the Powder River Basin of Wyoming.  We commenced operations in January 2004 upon our acquisition of certain operating assets of TOP Gathering, LLC (“TOP”).  In August 2004 we acquired certain operating assets of BPE that are located in the same area of Wyoming as the TOP assets.  These assets include two gathering systems, two delivery lines and related land leases and gas gathering and transportation agreements.  We charge a fee for gathering, compressing and dehydrating natural gas.  Our gathering systems collect gas at a producer’s wellhead or at a collection point and deliver it to a transmission line owned by a third party.  To date we have not taken ownership of gas that we gather.

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

Nature of revenue  The amount of revenue we generate will primarily depend on the level of the fees we charge for gathering and the amount of throughput in our pipelines.  One of our contracts includes a monthly minimum billing provision.  Gathering fees are determined by negotiation with the producers or shippers involved.  Our fees are not regulated by any governmental authority.  To date, we have not taken ownership of the gas that we gather.

As of March 31, 2005, we have 13 customers, one of which represent 10% or more of our revenues for the three months ended March 31, 2005.   Some of our customers may be highly leveraged and subject to their own operating and regulatory risks.  If either of these key customers default on their obligations to us, our financial results would be adversely affected.

We have two types of gathering contracts.  Seven of our contracts are currently on a volume only basis where we charge a set fee per thousand cubic feet, or Mcf, of gas gathered. One of these contracts includes a minimum monthly billing provision.  The rates for these contracts vary from approximately $0.37 per Mcf to $0.70 per Mcf, with those below $0.53 per Mcf accounting for less than 3.1% of our revenues for the three months ended March 31, 2005.  One of the producers covered by this type of contract is currently directing its gas to another gathering system.  The balance of our gathering contracts are a combination of a $0.12 per Mcf fee based on volume and an additional fee for each compressor used on the system.  These compression fees are allocated to each producer on the system based on its individual usage volumes and the total usage volumes of gas passing through the system.  In March 2005 the gathering fees under this type of contract ranged from approximately $0.73 per Mcf to $0.84 per Mcf.  These fees will vary monthly depending on the producers’ individual production and the system’s total throughput.  Amounts earned under two of these contracts were classified as related party revenue in 2004 as they were received from a company whose majority shareholder was a shareholder of PRB until September 30, 2004.

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

Gas gathering through put in our systems is affected by the decline rate of the producers’ natural gas reserves.  The effect of this decline rate can be offset by extension of the gathering system to additional fields and our customers’ further development of their fields.  If a decline in demand for natural gas leads to reduced maintenance and development by our customers, it may adversely affect their production and our throughput. The throughput in our systems is not materially affected by seasonality.

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

Revenue recognition

We recognize revenue in the period that the gas gathering and transportation services are provided.  Our gas gathering and transportation contracts specify the rate that can be charged on a basis of cents per thousand cubic feet or Mcf of natural gas.  Each contract has a separately negotiated rate and terms may vary. One of our contracts includes a monthly minimum billing provision. Certain of our contracts include separate charges for compression in addition to a transportation fee.  Our revenues will increase or decrease in proportion to gas volume delivered over our system. There are measurement points throughout each gathering system which enable the gas to be accurately measured and allocated back to either different operators or wells.

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

Results of operations

Three months ended March 31, 2005 (unaudited) compared to the three months ended March 31, 2004 (unaudited)

Revenues  Gas gathering revenues were $841,057 for the three months ended March 31, 2005 compared with $398,911 for the three months ended March 31, 2004, an increase of $442,146  or 111%.  Revenues from the Bear Paw systems of $708,125 are included in the revenues for the three months ended March 31, 2005 and offset the decrease of $265,979, or 66.6%, experienced for the TOP system.  The TOP decrease was primarily attributable to lower natural gas volumes processed through the gathering system by existing producers and the redirection of one of our producer’s gas to another gathering system.

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

Liquidity and capital resources

Cash flows and capital expenditures

At March 31, 2005, cash and cash equivalents totaled $101,043 and we had a working capital deficit of $1,475,272. Since our inception, we have principally financed our operating cash flow needs through private offerings of our equity securities.

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

Cash flow provided by (used in) operations Cash provided by operating activities was $141,919 for the three months ended March 31, 2005.  The net loss from operating activities of $230,169 was reduced by $276,158 in depreciation and amortization, $1,296 in accretion expense and an increase of $273,947 in accounts payable and accrued expenses and other current liabilities. This was offset by an increase of approximately $182,380 in prepaid expenses and accounts receivable.

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

Net proceeds from the offering were $10,753,184 after expenses and including the proceeds from the underwriter’s exercise of its over-allotment option. Additional expenses may be received in the next few weeks and will be disclosed in subsequent filings.

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

PRB Gas Transportation, Inc.
(Registrant)

Date: March 22, 2006	/s/ William P. Brand, Jr.
William P. Brand, Jr.
Vice President — Finance

EXHIBIT INDEX

Exhibits
3.1	Amended Articles of Incorporation of the Registrant (1)
3.2	By-laws of the Registrant (2)
3.3	Series A Preferred Stock Certificate of Designation (1)
3.4	Series B Preferred Stock Certificate of Designation (1)
3.5	Series C Preferred Stock Certificate of Designation (2)
10.1	Equity Compensation Plan (1)
31	Rule 13a-14(a)/15d-14(a) Certification (3)
32	Section 1350 Certification. (3)

(1) Filed as an exhibit to form S-1 filed on November 1, 2004 and incorporated by reference herein.

(2) Filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein.

(3) Filed herewith.