Form 10-Q/A
period 2005-06-30
PRB Gas Transportation, Inc.
filed 2006-03-22
CIK 1299966

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

As of August 13, 2005, the registrant had 7,055,894 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

This Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed for the purpose of restating PRB Gas Transportation, Inc.’s. unaudited financial statements as of and for the three months and six months ended June 30, 2005. The Company acquired a contract effective August 2004.  During June 2005 the Company determined that it had incorrectly invoiced this customer for the period August 2004 through April 2005.  The original invoices for this period did not take into account that the agreement includes a minimum contract billing provision.  The Company invoiced the customer for the difference between the original invoices and the corrected invoices in June 2005.  The Company was not able to determine whether the customer would pay the difference due and as such did not restate its financial statements until collection was assured. The customer paid the Company for the difference due (approximately $304 thousand) during December 2005, including approximately $36 thousand and $142 thousand in respect to the three months and six months ended June 30, 2005, respectively. Accordingly, the Company has restated its financial statements.

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

PRB Gas Transportation, Inc.

Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
	(as Restated, see Note 2)
Assets
Current assets

Cash and cash equivalents	$9,000,100	$320,150
Accounts receivable	608,480	423,540
Accrued interest receivable	32,640	—
Prepaid expenses	167,333	103,760
Total current assets	9,808,553	847,450

Property and equipment, net	7,781,830	8,136,203

Other non-current assets
Deferred costs of raising capital	—	267,068
Deposits	24,381	3,517
Contracts, net	2,030,207	2,145,240
Total other non-current assets	2,054,588	2,415,825

Total assets	$19,644,971	$11,399,478

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$199,863	$137,991
Accrued property taxes	33,897	4,000
Other accrued expenses and other current liabilities	54,453	15,205
Accrued TOP acquisition costs	15,287	200,000
Dividends payable	—	133,683
Compressor disposal liability	25,000	25,000
Note payable	—	1,500,000
Total current liabilities	328,500	2,015,879

Asset retirement obligation	67,396	64,804
Total liabilities	395,896	2,080,683

Commitments and Contingencies

Stockholders’ equity
Capital, 50,000,000 shares authorized, par value $0.001, 5,639,000 shares undesignated
Series A 10% Convertible Preferred, 2,400,000 shares authorized and issued, 0 and 2,400,000 outstanding, respectively	—	2,400
Series B 5% Convertible Preferred, 1,550,000 shares authorized and issued, 0 and 1,550,000 outstanding, respectively	—	1,550
Series C Convertible Preferred, 411,000 shares authorized, issued and outstanding	411	411
Common stock, 40,000,000 shares authorized, 7,850,000 issued, 7,050,000 and 800,000 outstanding, respectively	7,850	1,600
Treasury stock	(800,000)	(800,000)
Additional paid-in-capital	21,296,542	10,763,372
Accumulated deficit	(1,255,728)	(650,538)
Total stockholders’ equity	19,249,075	9,318,795

Total liabilities and stockholders’ equity	$19,644,971	$11,399,478

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as Restated, see Note 2)		(as Restated, see Note 2)
Gas gathering revenues:
Related party	$—	$228,754	$—	$499,768
Third party	714,621	114,127	1,555,678	242,024
Total revenue	714,621	342,881	1,555,678	741,792

Expenses:
Operating	384,202	221,355	874,994	440,125
Depreciation and amortization	279,540	84,097	556,994	167,733
General and administrative	466,296	172,560	727,799	261,515
Total expenses	1,130,038	478,012	2,159,787	869,373

Operating loss	(415,417)	(135,131)	(604,109)	(127,581)

Other income (expense):
Interest income	47,832	9,022	48,060	12,685
Miscellaneous income	—	253	300	253
Interest expense	(7,436)	—	(49,441)	—
Total other income (expense)	40,396	9,275	(1,081)	12,938

Net loss	(375,021)	(125,856)	(605,190)	(114,643)

Convertible preferred stock dividends	(22,461)	(154,063)	(204,806)	(258,459)

Net loss applicable to common stock	$(397,482)	$(279,919)	$(809,996)	$(373,102)

Net loss per share – basic and diluted	$(0.06)	$(0.17)	$(0.12)	$(0.23)

Basic and diluted weighted average shares outstanding	6,225,825	1,600,000	6,635,636	1,600,000

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Amount
		(as Restated, see Note 2)
Series A 10% Convertible Preferred stock
Balance, December 31, 2004	2,400,000	$2,400
Conversion to common stock	(2,400,000)	(2,400)
Balance, June 30, 2005	—	—

Series B 5% Convertible Preferred stock
Balance, December 31, 2004	1,550,000	1,550
Conversion to common stock	(1,550,000)	(1,550)
Balance, June 30, 2005	—	—

Series C Convertible Preferred stock
Balance, December 31, 2004	411,000	411
Activity for the period	—	—
Balance, June 30, 2005	411,000	411

Common stock
Balance, December 31, 2004	800,000	1,600
Issuance of shares for initial public offering	2,300,000	2,300
Conversion of Series A Convertible Preferred stock	2,400,000	2,400
Conversion of Series B Convertible Preferred stock	1,550,000	1,550
Balance, June 30, 2005	7,050,000	7,850

Treasury stock
Balance, December 31, 2004	800,000	(800,000)
Activity for the period	—	—
Balance, June 30, 2005	800,000	(800,000)

Additional paid-in-capital
Balance, December 31, 2004		10,763,372
Series A Preferred stock dividends		(139,824)
Series B Preferred stock dividends		(64,982)
Proceeds from initial public offering		10,737,976
Balance, June 30, 2005		21,296,542

Accumulated deficit (as Restated, see Note 2)
Balance, December 31, 2004		(650,538)
Net loss		(605,190)
Balance, June 30, 2005		(1,255,728)
Total stockholders’ equity		$19,249,075

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(as Restated, see Note 2)
Cash flows from operating activities
Net loss	$(605,190)	$(114,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,402	165,333
Accretion	2,592	2,400
Changes in assets and liabilities:
Accounts receivable, related party	—	(62,465)
Accounts receivable	(184,940)	(35,096)
Accrued interest receivable	(32,640)	—
Prepaid expenses	(63,573)	(71,541)
Deposits	(20,864)	(126,586)
Accounts payable	61,872	77,554
Accrued expenses and other current liabilities	69,145	4,279
Net cash used in operating activities	(219,196)	(160,765)

Cash flows from investing activities
Purchases of property and equipment	(84,996)	(8,398)
Purchase of TOP system	—	(2,959,873)
Deferred Bear Paw acquisition costs	—	(60,892)
Reduction in accrued TOP acquisition costs	(184,713)	—
Net cash used in investing activities	(269,709)	(3,029,163)

Cash flows from financing activities
Proceeds from issuance of common stock	—	20,000
Deferred costs of raising capital	—	(46,603)
Proceeds from issuance of Series A Preferred stock, net of costs	—	4,987,025
Proceeds from issuance of Series B Preferred stock, net of costs	—	4,646,875
Proceeds from IPO, net of costs	11,007,344	—
Borrowings under bank loan	50,000	—
Repayment of bank loan	(1,550,000)	—
Dividends	(338,489)	(62,500)
Net cash provided by financing activities	9,168,855	9,544,797

Net increase in cash	8,679,950	6,354,869

Cash - beginning of period	320,150	—

Cash - end of period	$9,000,100	$6,354,869

Supplemental disclosure of cash flow activity:

Cash paid for interest	$49,441	$—

Supplemental schedule of non-cash financing activities:

Issuance of warrants in connection with initial public offering	$571,099	$—

Conversion of Series A and B preferred stock	$3,950	$—

Asset retirement obligation	$—	$60,004

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

Restatement

During June 2005 the Company determined that it had incorrectly invoiced a customer for the period August 2004 through April 2005.  The Company invoiced the customer in June 2005 for the difference between the original invoices and the corrected invoices, approximately $304 thousand.  The customer paid the Company the difference due December 2005.  For further information on this restatement see Note 2 – Restatement of Results.

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

Revenues from customers which represented 10% or more of the Company’s sales for the three months and six months ended June 30, 2005 were as follows (as a percentage of sales):

	For the three months ended	For the six months ended
Customer	June 30, 2005	June 30, 2005
	(as Restated, see Note 2)
A	60%	61%
B	11%	—

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(as Restated, see Note 2)		(as Restated, see Note 2)
Net loss applicable to common stockholders:
As reported	$(397,482)	$(279,919)	$(809,996)	$(373,102)
Total stock-based employee compensation expense determined under fair value based method for all awards	300,917	22,012	323,951	22,012
Pro forma net loss	$(698,399)	$(301,931)	$(1,133,947)	$(395,114)

Net loss per share, basic and diluted:
As reported	$(0.06)	$(0.17)	$(0.12)	$(0.23)
Pro forma	$(0.11)	$(0.19)	$(0.17)	$(0.25)

The following table summarizes activity for options during the six months ended June 30, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	220,000	$5.50
Granted during the six months ended June 30, 2005	170,000	$7.58
Exercised during the six months ended June 30, 2005	—	—

Balance, June 30, 2005	390,000	$6.41

Exercisable at June 30, 2005	181,250	$6.38

The following table summarizes activity for options during the six months ended June 30, 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2004	—	$—
Granted during the six months ended June 30, 2004	195,000	5.50
Exercised during the six months ended June 30, 2004	—	—

Balance, June 30, 2004	195,000	$5.50

Exercisable at June 30, 2004	70,000	$5.50

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

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Series A Convertible Preferred	—	2,400,000	—	2,400,000
Series B Convertible Preferred	—	1,550,000	—	1,550,000
Series C Convertible Preferred	411,000	—	411,000	—
Warrants (See Note 7)	245,000	45,000	245,000	45,000
Options	390,000	195,000	390,000	195,000
Total potentially anti-dilutive shares excluded	1,046,000	4,190,000	1,046,000	4,190,000

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

Note 2 – Restatement of Results

The Company acquired a contract effective August 2004.  During June 2005 the Company determined that it had incorrectly invoiced this customer for the period August 2004 through April 2005.  The original invoices for this period did not take into account that the agreement includes a minimum contract billing provision.  The Company invoiced the customer for the difference between the original invoices and the corrected invoices in June 2005.  As the Company was not able to determine if the $304 thousand that was invoiced to the customer during June 2005 was going to be paid or was collectible, the Company had not previously recognized the $304 thousand as revenue. The customer paid the Company for the difference due (approximately $304 thousand) during December 2005, including approximately $36 thousand and $142 thousand in respect to the three months and six months ended June 30, 2005, respectively, and $162 thousand in respect to the year ended December 31, 2004.  Accordingly, the Company has restated its financial statements as summarized below.

The effect of this restatement on the Company’s previously issued Statement of Operations, Balance Sheets, Statements of Cash Flows and Stockholder's Equity is as follows:

	For the three months ending June 30, 2005			For the six months ending June 30, 2005
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenue	$678,550	$36,071	$714,621	$1,414,157	$141,521	$1,555,678
Net loss	$(411,092)	$36,071	$(375,021)	$(746,711)	$141,521	$(605,190)
Net loss attributable to common stock	$(433,553)	$36,071	$(397,482)	$(951,517)	$141,521	$(809,996)
Net loss per share basic and diluted	$(0.07)	$0.01	$(0.06)	$(0.14)	$0.02	$(0.12)

	For the period ending
	June 30, 2005			Dewcember 31, 2004
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Accounts receivable	$304,509	$303,971	$608,480	$261,090	$162,450	$423,540
Accumulated deficit	$(1,559,699)	$303,971	$(1,255,728)	$(812,988)	$162,450	$(650,538)

Other line items in these statements such as operating income, current assets, etc. have been restated similarly. The aforementioned restatement adjustments do not affect total cash flows provided by operating activities, net cash used in investing activities and net cash  used in financing activities, although certain components of cash flows provided by operating activities have been restated.

Note 3 –  Property, Equipment and Contracts

Property and equipment consists of the following at June 30, 2005 and December 31, 2004:

	Useful Lives	June 30, 2005	December 31, 2004
Compressor sites	10 years	$2,097,006	$2,027,209
Pipelines and interconnect	10 years	6,563,598	6,563,598
Computer equipment	3 years	21,399	10,585
Office furniture and equipment	7 years	34,748	30,363
		8,716,751	8,631,755
Less accumulated depreciation		(934,921)	(495,552)
		$7,781,830	$8,136,203

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

Note 4 - Asset Retirement Obligation

Property and equipment includes platforms to hold the leased compressors at the Company’s TOP gas gathering facilities. The Company is legally required to dismantle these compressor platforms at the end of their useful lives.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognized the fair value of a liability for an asset retirement obligation (“ARO”) in the amount of $60,004.  The Company capitalized that cost as part of the carrying amount of the compressor site which is depreciated over the estimated life of the compressors’ use.  The following table describes all changes to the Company’s asset retirement obligation liability during the three months and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Asset retirement obligation, beginning of period	$66,100	$61,204	$64,804	$—
Acquisition of TOP assets	—	—	—	60,004
Accretion expense	1,296	1,200	2,592	2,400

Asset retirement obligation, end of period	$67,396	$62,404	$67,396	$62,404

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

Note 7 – Commitments and Contingencies

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

The Company assumed eight gas gathering contracts which have gathering rates that are based on both volume and compression used on the system.  One of these contracts includes a monthly minimum billing provision.  All contracts are for the life of production, currently estimated to be ten years.  Gathering fees for these eight contracts have two major components: 1) volume is measured from a central gathering point to the applicable delivery points and customers are charged a rate of $0.12 per Mcf; and 2) a compression fee is charged for each compressor through which the owner’s gas flows.  The owner is charged based on allocated volumes multiplied by the corresponding compression rate.  As of June 30, 2005, there were five screw compressors billed at $11,000 each and one recip compressor billed at $40,000.  One of the eight contracts is subject to an additional fee based on volume from the wellhead to the central gathering point at a rate of $0.12 per Mcf.  Revenue generated under these eight contracts during the six months ended June 30, 2005 was $942,042.

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

Note 8 - Stockholders’ Equity

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

Note 9 – Subsequent Events

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains our restated unaudited financial statements for the period ending June 30, 2005.  During June 2005 we determined that we had incorrectly invoiced a customer for the period August 2004 through April 2005. This customer was acquired as part of our Bear Paw Energy, LLC (“BPE”) acquisition as described below.  The original invoices in respect to this customer for this period did not take into account that the agreement includes a minimum contract billing provision.  We invoiced this customer for the difference between the original invoices and the corrected invoices in June 2005.  The customer paid the difference due (approximately $304 thousand) during December 2005, including approximately $105 thousand and $36 thousand in respect to the three months and six months ended June 30, 2005, respectively. As we were not able to determine if the $304 thousand that was invoiced to the customer during June 2005 was going to be paid or was collectible, we had not previously recognized the $304 thousand as revenue. For additional information see Note 2 — Restatement of Results in Item 1 of this report.

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

As of June 30, 2005, we have 13 customers, one of which represents 10% or more of our revenues for the six months ended June 30, 2005.   Some of our customers may be highly leveraged and subject to their own operating and regulatory risks.  If either of these key customers default on their obligations to us, our financial results would be adversely affected.

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

Gas gathering throughput in our systems is affected by the decline rate of the producers’ natural gas reserves.  The effect of this decline rate can be offset by extension of the gathering system to additional fields and our customers’ further development of their fields.  If a decline in demand for natural gas leads to reduced maintenance and development by our customers, it may adversely affect their production and our throughput. The throughput in our systems is not materially affected by seasonality.

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

Results of Operations

Six months ended June 30, 2005 (unaudited) compared to the six months ended June 30, 2004 (unaudited)

Revenues  Gas gathering revenues were $1,555,678 for the six months ended June 30, 2005 compared with $741,792 for the six months ended June 30, 2004, an increase of $813,886  or 110%.  Revenues from the Bear Paw systems of $1,310,494 are included in the revenues for the six months ended June 30, 2005 and offset the decrease of $496,308, or 66.9%, experienced for the TOP system.  Of this decrease, approximately $149,000  was attributable to the redirection of one of our producer’s gas to another gathering system and the rest was due to lower natural gas volumes processed through the gathering system by existing producers.

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

Three months ended June 30, 2005 (unaudited) compared to the three months ended June 30, 2004 (unaudited)

Revenues  Gas gathering revenues were $714,621 for the three months ended June 30, 2005 compared with $342,881 for the three months ended June 30, 2004, an increase of $371,740  or 108%.  Revenues from the Bear Paw systems of $602,108 are included in the revenues for the three months ended June 30, 2005 and offset the decrease of $230,330, or 67.1%, experienced for the TOP system.  Of this decrease, approximately $79,700 was attributable to the redirection of one of our producer’s gas to another gathering system and the rest was due to lower natural gas volumes processed through the gathering system by existing producers.

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

Liquidity and Capital Resources

Cash flows and capital expenditures

At June 30, 2005, cash and cash equivalents totaled $9,000,100 and we had working capital of $9,480,053. Since our inception, we have principally financed our operating cash flow needs through a public and private offerings of our equity securities.

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

Cash flow used in operations Cash used in operating activities was $219,196 for the six months ended June 30, 2005.  The net loss from operating activities of $605,190 was reduced by $554,402 in depreciation and amortization, $2,592 in accretion expense and an increase of $131,017 in accounts payable and accrued expenses and other current liabilities. This was offset by an increase of approximately $248,513 in accounts receivable, and prepaid expenses. $20,864 in deposits and $32,640 of accrued interest receivable related to a certificate of deposit.

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

Net proceeds from the offering were $10,169,158 after expenses and including the proceeds from the underwriter’s exercise of its over-allotment option.

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

PRB Gas Transportation, Inc.
(Registrant)

Date: March 22, 2006	/s/ William P. Brand, Jr.
William P. Brand, Jr.
Vice President - Finance

Exhibits
3.1	Amended Articles of Incorporation of the Registrant (1)
3.2	By-laws of the Registrant (2)
3.3	Series A Preferred Stock Certificate of Designation (1)
3.4	Series B Preferred Stock Certificate of Designation (1)
3.5	Series C Preferred Stock Certificate of Designation (2)
10.1	Equity Compensation Plan (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (3)
32.1	Section 1350 Certification. of Chief Executive Officer (3)
32.2	Section 1350 Certification. of Principal Accounting Officer (3)

 (1)  Filed as an exhibit to form S-1 filed on November 1, 2004 and incorporated by reference herein.

 (2)  Filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein.

 (3)  Filed herewith.