Form 10-Q/A
period 2005-09-30
PRB Gas Transportation, Inc.
filed 2006-03-22
CIK 1299966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 333-120129

PRB GAS TRANSPORTATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0563497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1875 Lawrence Street, Suite 450, Denver, Colorado 80202

(Address of principal executive offices) (Zip Code)

(303) 308-1330

(Registrant’s telephone number, including area code)

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

This Form 10-Q/A for the quarterly period ended September 30, 2005 is being filed for the purpose of restating PRB Gas Transportation, Inc.’s. unaudited financial statements as of and for the three and nine months ended September 30, 2005. The Company acquired a contract effective August 2004.  During June 2005 the Company determined that it had incorrectly invoiced this customer for the period August 2004 through April 2005.  The original invoices for this period did not take into account that the agreement includes a minimum contract billing provision.  The Company invoiced the customer for the difference between the original invoices and the corrected invoices in June 2005.  The Company was not able to determine whether the customer would pay the difference due and as such did not restate its financial statements until collection was assured. The customer paid the Company for the difference due (approximately $304 thousand) during December 2005, including approximately $0 thousand and $63 thousand in respect to the three months and six months ended September 30, 2005, respectively. Accordingly, the Company has restated its financial statements.

Conforming changes have been made to the notes to the financial statements and management’s discussion and analysis of financial condition and results of operations included in the following 10-Q/A. See Note 3 in the notes to the unaudited financial statements for further information on this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the filing of the original Form 10-Q except in relation to the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

PRB Gas Transportation, Inc.

Balance Sheets

In thousands except share amounts

	September 30, 2005	December 31, 2004
	(Unaudited)
	(as Restated – see Note 3)
Assets
Current assets
Cash and cash equivalents	$7,991	$320
Accounts receivable	1,505	423
Accrued interest receivable	31	—
Prepaid expenses	148	104
Total current assets	9,675	847

Property and equipment, net	6,190	8,136

Oil and gas properties accounted for under the successful efforts method of accounting
Undeveloped leaseholds	85	—
Wells in progress	493	—
Total oil and gas properties	578	—

Other non-current assets
Deferred costs of raising capital	—	267
Deposits	188	4
Contracts, net	1,130	2,145
Total other non-current assets	1,318	2,416

Total assets	$17,761	$11,399

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,150	$138
Accrued property taxes	51	—
Other accrued expenses and other current liabilities	85	44
Accrued TOP acquisition costs	11	200
Dividends payable	—	134
Note payable	—	1,500
Total current liabilities	1,297	2,016

Deferred rent	13	—
Asset retirement obligation	69	65
Total liabilities	1,379	2,081

Commitments and Contingencies
Stockholders’ equity
Capital, 50,000,000 shares authorized, par value $0.001, 5,639,000 shares undesignated Series A,B and C Convertible Preferred, 4,361,000 shares authorized and issued, 80,800 and 4,361,000 outstanding, respectively	*	4
Common stock, 40,000,000 shares authorized, 7,855,894 issued, 7,386,094 and 800,000 outstanding, respectively	8	2
Treasury stock	(800)	(800)
Additional paid-in-capital	21,297	10,763
Accumulated deficit	(4,123)	(651)
Total stockholders’ equity	16,382	9,318

Total liabilities and stockholders’ equity	$17,761	$11,399

* amounts less than one thousand

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Operations

(Unaudited)

In thousands except share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(as Restated, see Note 3)	(as Restated, see Note 3)

Gas gathering revenue:
Related party	$—	$193	$—	$692
Third party	658	648	2,214	890
Total gas gathering revenue	658	841	2,214	1,582

Management fee revenue	66	—	66	—
Total revenue	724	841	2,280	1,582

Expenses:
Operating expense—gas gathering	418	409	1,293	849
Asset impairment charge	2,372	—	2,372	—
Depreciation and amortization	281	212	838	379
General and administrative	584	223	1,311	485
Total expenses	3,655	844	5,814	1,713

Operating loss	(2,931)	(3)	(3,534)	(131)
Other income (expense):
Interest income	63	16	111	29
Interest expense	—	—	(49)	—
Total other income	63	16	62	29

Net income (loss)	(2,868)	13	(3,472)	(102)
Convertible preferred stock dividends	—	(183)	(205)	(441)
Net loss applicable to common stock	$(2,868)	$(170)	$(3,677)	$(543)
Net loss per share—basic and diluted	$(0.40)	$(0.11)	$(0.54)	$(0.34)
Basic and diluted weighted average shares outstanding	7,140,050	1,600,000	6,805,621	1,600,000

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

In thousands except share amounts

	Shares	Amount
	(as Restated, see Note 3)
Series A 10% Convertible Preferred stock
2,400,000 shares authorized, issued and outstanding
Balance, December 31, 2004	2,400,000	$2
Conversion to common stock	(2,400,000)	(2)
Balance, September 30, 2005	—	—

Series B 5% Convertible Preferred stock
1,550,000 shares authorized, issued and outstanding
Balance, December 31, 2004	1,550,000	2
Conversion to common stock	(1,550,000)	(2)
Balance, September 30, 2005	—	—

Series C Convertible Preferred stock
411,000 authorized, 330,200 issued and outstanding
Balance, December 31, 2004	411,000	*
Conversion to common stock	(330,200)	*
Balance, September 30, 2005	80,800	*

Common stock
40,000,000 shares authorized, 7,855,894 issued 7,386,094 and 800,000 outstanding, respectively
Balance, December 31, 2004	800,000	2
Issuance of shares for initial public offering	2,300,000	2
Conversion of Series A Convertible Preferred stock	2,400,000	2
Conversion of Series B Convertible Preferred stock	1,550,000	2
Conversion of Series C Convertible Preferred Stock	330,200	*
Exercise of warrants	5,894	*
Balance, September 30, 2005	7,386,094	8

Treasury stock
Balance, December 31, 2004	800	(800)
Activity for the period	—	—
Balance, September 30, 2005	800	(800)

Additional paid-in-capital
Balance, December 31, 2004		10,763
Series A Preferred stock dividends		(139)
Series B Preferred stock dividends		(65)
Proceeds from initial public offering		10,738
Balance, September 30, 2005		21,297

Accumulated deficit (as Restated, See Note 3)
Balance, December 31, 2004		(651)
Net loss		(3,472)
Balance, September 30, 2005		(4,123)

Total stockholders’ equity		$16,382

* amount less than one thousand

The accompanying notes are an integral part of these unaudited financial statements.

PRB Gas Transportation, Inc.

Statements of Cash Flows

(Unaudited)

In thousands except share amounts

	Nine Months Ended September 30,
	2005	2004
	(as Restated, see Note 3)
Cash flows from operating activities
Net loss	$(3,472)	$(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	376
Asset impairment charge	2,372	—
Accretion	4	3
Changes in assets and liabilities:
Accounts receivable, related party	—	(59)
Accounts receivable	(1,082)	(581)
Accrued interest receivable	(31)	—
Prepaid expenses	(44)	(144)
Deposits	(4)	(129)
Accounts payable	1,012	155
Accrued expenses and other current liabilities	105	87
Net cash used in operating activities	(306)	(394)

Cash flows from investing activities
Purchases of property and equipment including gas plant in progress	(245)	(11)
Purchase of TOP system	—	(2,960)
Deferred BPE acquisition costs	—	7,626
BPE asset purchase	—	(7,646)
Reduction in accrued TOP acquisition costs	(189)	—
Leasehold acquisition payments-including unapplied deposits	(174)	—
Wells in progress-including unapplied deposits	(584)	—
Net cash used in investing activities	(1,192)	(2,991)

Cash flows from financing activities
Proceeds from issuance of common stock	—	20
Deferred costs of raising capital	—	(158)
Proceeds from issuance of Series A Preferred stock, net of costs	—	4,987
Proceeds from issuance of Series B Preferred stock, net of costs	—	4,641
Repurchase of treasury stock	—	(800)
Proceeds from IPO, net of costs	11,007	—
Borrowings under bank loan	50	—
Repayment of bank loan	(1,550)	—
Dividends	(338)	(246)
Net cash provided by financing activities	9,169	8,444

Net increase in cash	7,671	5,059
Cash—beginning of period	320	—
Cash—end of period	$7,991	$5,059

Supplemental disclosure of cash flow activity
Cash paid for interest	49	—
Supplemental schedule for non-cash financing activities
Issuance of warrants in connection with public offering	571	—
Conversion of Series A, B and C preferred stock	4	—
Asset retirement obligation	—	60

The accompanying notes are an integral part of these unaudited financial statements.

PRB GAS TRANSPORTATION, INC.

Notes to Unaudited Financial Statements

September 30, 2005

Note 1—Description of Business and Basis of Presentation

Description of Business

PRB Gas Transportation, Inc. (the “Company” or “PRB”) was incorporated in December 2003. The Company was capitalized and commenced operations in January 2004 when the Company acquired certain gas gathering and related assets of TOP Gathering, LLC (“TOP”). In August 2004, the Company acquired certain gas gathering and related assets of Bear Paw Energy, LLC (“BPE”). Both the TOP and BPE systems are located in the Powder River basin of Wyoming. During September 2005 the Company entered into a Farm-In and Development Agreement (“FDA”) and a Management Services Agreement (“MSA”) with Enterra Energy Trust and its wholly-owned subsidiary Rocky Mountain Gas (“RMG”). The FDA establishes an area of mutual interest (“AMI”) in the states of Montana and Wyoming. The FDA provides the Company with the opportunity to earn up to 50% of RMG’s interest in its undeveloped leaseholds in the AMI by spending up to $21.8 million in development and acquisition activities in the AMI. The Company plans to develop the undeveloped leaseholds located in the AMI through September 1, 2007, the termination date of the agreement, subject to its financing plans. The terms of the FDA allow the Company to earn a pro rata percentage of RMG’s undeveloped leasehold interests in the AMI on a sliding scale basis. Under the terms of the MSA the Company provides management services to RMG on a cost-plus 15% basis. Management services include accounting and administration, technical support as well as operating coal bed methane wells. The term of the MSA is through August 1, 2007. The MSA is cancelable by either party with notice and includes a two-year renewal if not earlier terminated. During the third quarter of 2005 the Company expanded its scope of operations to include exploring for, developing, producing, marketing, gathering and transporting natural gas as well as operating coal bed methane properties and providing management services as contract operator.

Restatement

 During June 2005 the Company determined that it had incorrectly invoiced a customer for the period August 2004 through April 2005.  The Company invoiced the customer in June 2005 for the difference between the original invoices and the corrected invoices, approximately $304 thousand.  The customer paid the Company the difference due in December 2005.  For further information on this restatement see Note 3 – Restatement of Results.

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

During the third quarter of 2005 the Company invested in oil and gas undeveloped leaseholds and coal bed methane wells under the FDA discussed above. As such the Company now operates in two segments. However, as the Company’s oil and gas activities for the period ended September 30, 2005 did not include selling oil or gas the Company has not presented segment information for its oil and gas activities in this report.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2—Summary of Significant Accounting Policies

Oil and Gas Producing Activities

The Company has elected to follow the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred. If an exploratory well does not find proved reserves, the costs of drilling the unsuccessful exploratory well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures in the consolidated statements of cash flows. The costs of development wells, whether productive or not, are capitalized. Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Depletion, depreciation and amortization (“DD&A”) of capitalized costs of proved oil and gas properties is determined on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on accounting for dismantlement and abandonment costs (see Note 7—Asset Retirement Obligations).

Revenue Recognition

The Company recognizes gas gathering and management services revenue at the time when the service is rendered.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and other intangible assets with long lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. An impairment loss is recognized only if the carrying value of the asset is not recoverable and exceeds its market value. The Company estimates market value of long-lived assets using expected future discounted cash flows. See Note 4—Property, Equipment and Contracts in respect to the impairment recorded during the third quarter of 2005.

Stock Based Compensation

As permitted under SFAS No. 123,”Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25,”Accounting for Stock Issued to Employees” (“APB 25”). As such, the Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under which compensation expense related to employee stock grants is recorded if the fair value of the underlying stock exceeds the exercise price on the grant date. Certain pro forma net loss and loss per share disclosures for employee stock option grants are reflected below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method. Had compensation cost for the options issued under the PRB Transportation, Inc. Equity Compensation Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share for the three months and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
		(as Restated, see Note 3)	(as Restated, see Note 3)

	(in thousands except share amounts)

Net loss applicable to common stockholders:
As reported	$(2,868)	$(170)	$(3,677)	$(543)
Total stock-based employee compensation expense determined under fair value based method for all awards	49	—	372	22
Pro forma net loss	$(2,917)	$(170)	$(4,049)	$(565)

Net loss per share, basic and diluted:
As reported	$(0.40)	$(0.11)	$(0.54)	$(0.34)
Pro forma	$(0.41)	$(0.11)	$(0.59)	$(0.35)

The following table summarizes activity for options during the nine months ended September 30, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	220,000	$5.50
Granted during the nine months ended September 30, 2005	230,000	$7.86
Relinquished during the nine months ended September 30, 2005	(37,500)	$6.17
Balance, September 30, 2005	412,500	$6.75
Exercisable at September 30, 2005	181,250	$6.38

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” “SFAS153”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on consolidated results of operations and financial condition but does not expect that it will have a material impact the adoption of SFAS No. 153 will have on consolidated results of operations and financial condition but does not expect that it will have a material impact.

Note 3—Restatement of Results

The Company acquired a contract effective August 2004.  During June 2005 the Company determined that it had incorrectly invoiced this customer for the period August 2004 through April 2005.  The original invoices for this period did not take into account that the agreement includes a minimum contract billing provision.  The Company invoiced the customer for the difference between the original invoices and the corrected invoices in June 2005.  As the Company was not able to determine if the $304 thousand that was invoiced to the customer during June 2005 was going to be paid or was collectible, the Company had not previously recognized the $304 thousand as revenue. The customer paid the Company for the difference due (approximately $304 thousand) during December 2005, including approximately $0 thousand and $142 thousand in respect to the three months and nine months ended September 30, 2005, respectively. The payment of $304 thousand included approximately $63 thousand thousand and $162 thousand in respect to the three months and nine months and year ending September 30, 2004 and December 31, 2004, respectively. Accordingly, the Company has restated its financial statements as summarized below.

The effect of this restatement on the Company’s previously issued Statement of Operations, Balance Sheets, Statements of Cash Flows and Stockholder’s Equity is as follows:

	For the three months ending September 30, 2005			For the nine months ending September 30, 2005
In thousands except per share amounts	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$724	$—	$724	$2,138	$142	$2,280
Net income (loss)	$(2,868)	$—	$(2,868)	$(3,614)	$142	$(3,472)
Net loss attributable to common stock	$(2,868)	$—	$(2,868)	$(3,819)	$142	$(3,677)
Net loss per share basic and diluted	$(0.40)	$—	$(0.40)	$(0.56)	$0.02	$(0.54)

	For the three months ending September 30, 2004			For the nine months ending September 30, 2004
In thousands except per share amounts	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue	$778	$63	$841	$1,519	$63	$1,582
Net income (loss)	$(50)	$63	$13	$(165)	$63	$(102)
Net loss attributable to common stock	$(233)	$63	$(170)	$(606)	$63	$(543)
Net loss per share basic and diluted	$(0.15)	$0.04	$(0.11)	$(0.38)	$0.04	$(0.34)

	For the period ending
	September 30, 2005			December 31,, 2004
In thousands except per share amounts	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Accounts receivable	$1,201	$304	$1,505	$261	$162	$423
Accumulated deficit	$(4,427)	$304	$(4,123)	$(813)	$162	$(651)

Other line items in these statements such as operating income, current assets, etc. have been restated similarly.  The aforementioned restatement adjustments do not affect total cash flows used in by operating activities, net cash used in investing activities and net cash provided by financing activities, although certain components of cash flows provided by operating activities have been restated.

Note 4—Property, Equipment and Contracts

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

The Company’s gas plant in progress represents engineering services relative to a gas plant that the Company plans to build and install during the first half of 2006. The total cost of this plant is currently estimated at $1.1 million.

The Company’s compressor sites, pipelines, equipment and gas plant in progress are in respect to gas gathering operations. The Company reviewed the carrying value of the TOP system as associated revenue had declined as a result of decreasing producer volumes as well as a lost customer. Based on this review the Company recorded an asset impairment charge of $2.372 million relative to the TOP gas gathering system, during September 2005. The impairment charge included $1.53 million for property and equipment and $842 thousand for contracts. Management estimated the systems fair market value and recorded the impairment charge accordingly as follows. The TOP contracts were impaired in full as described below. The Company’s management determined that it would pursue a sale of the TOP assets (see Note 11—Subsequent Events). In determining expected future cash flows for its fair market value calculation, management assigned probabilities to its estimates of such proceeds and exit costs. Management based its estimate of the TOP system fair market value using a weighted average of the estimated sale proceeds and exit costs determined using the probabilities assigned. The estimated fair market value represents management’s best estimates, and may change in the future.

In accordance with SFAS No. 144 the estimated fair value of the assets becomes the new basis for the assets, and as such accumulated depreciation and amortization of $581 thousand related to these assets, including contracts, was eliminated in connection with our accounting for this impairment. The effect of the impairment charge reduces future period annual depreciation and amortization expense by approximately $205 thousand annually, starting in the fourth quarter of 2005. Future period depreciation is being determined based on a four-year life. Previously a ten-year life was used to calculate the TOP system’s depreciation expense. The Company will assess the affect of the TOP system impairment on its asset retirement obligation accretion expense on a going forward basis.

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

Note 5—Oil and Gas Properties

Undeveloped leaseholds represents leasehold interests in the Castle Rock area of Montana. The Castle Rock area is operated by Powder River Gas, LLC.

Wells in progress represents the costs of drilling coal bed methane gas wells incurred through September 30, 2005. As of September 30, 2005 the Company was in the process of completing and or evaluating these wells. See Note 11—Subsequent Events.

These expenditures were made as part of the FDA as described in Note 1—Description of Business.

Note 6—Other Non-Current Assets—Deposits

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

Note 7—Asset Retirement Obligations

Property and equipment includes platforms to hold the leased compressors at the Company’s TOP gas gathering facilities. The Company is required to dismantle these compressor platforms at the end of their useful lives. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognized the fair value of a liability for an asset retirement obligation (“ARO”) in the amount of $60 thousand. The Company capitalized that cost as a part of the carrying value of the compressor site which is depreciated over the estimated life of the compressors’ use. See Note 4—Property, Equipment and Contracts for discussion of the impairment of the TOP assets. The following table describes all changes to the Company’s asset retirement obligation liability during the three months and nine months ended September 30, 2005 and 2004:

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

Note 8—Income Taxes

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

Note 9—Commitments and Contingencies

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

This bank line of credit matured the earlier of May 31, 2005 or within three days following the funding of the initial public offering and was secured by all of the Company’s gathering assets and a pledge of a $1.0 million certificate of deposit by a preferred stockholder. In consideration for this $1.0 million pledge, the Company agreed to pay the preferred stockholder a monthly fee of 0.529% until the bank line of credit was retired and the pledge was released. In April 2005, the Company drew down an additional $50 thousand on the line of credit.

Following the payment of the bank line of credit in full in April 2005, the bank released their security interest in the gathering assets and the $1.0 million certificate of deposit pledged by the preferred stockholder.

Note 10—Stockholders’ Equity

Initial Public Offering

On April 12, 2005, the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission and the Company’s stock began trading on the American Stock Exchange under the trading symbol PRB. The Company sold 2,300,000 shares of common stock, including 300,000 shares pursuant to the underwriter’s exercise of its over-allotment option. In conjunction with the offering, holders of Series A and Series B preferred stock converted their shares into an equal number of registered common shares. The Company recorded proceeds of $10.169 million net of underwriter’s discounts, commissions and expenses, including warrants valued at $583 thousand.

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

Series C Preferred Stock

In December 2004, the Company issued 411,000 shares of the convertible preferred series C shares at a price of $3.00 per share resulting in proceeds of approximately $1.231 million, net of offering costs of approximately $2 thousand. See Note 9—Commitments and Contingencies for further discussion on the convertible preferred series C shares.

Dividends

Both the Convertible Preferred Series A and Series B shares included dividend rights that stated that dividends would accrue from the date of issuance until the date paid, whether or not earned or declared. All of the Series A and B preferred shareholders converted to common shares during April 2005, and all of the related dividends were paid through the date of conversion.

Note 11—Subsequent Events

During October 2005, the Company commenced producing and marketing natural gas from wells it had drilled or completed in the Powder River Basin area of Wyoming.

On October 14, 2005 the shareholders approved an amendment to Article Sixth of the Company’s By-Laws, and in addition the Board appointed two new Directors, Mr. Reuben Sandler, PhD., and Mr. James P. Schadt. The Company announced in November that Ms. Marilena Marrelli resigned as a Director and that Mr. Justin W. Yorke had been appointed to its Board of Directors.

In addition, the Company announced in November that it plans to dispose of its TOP gas gathering system, and that it is installing a gas gathering system in North Dakota all as discussed in Note 4—Property, Equipment and Contracts. The Company’s board has approved the sale of the TOP system that the Company plans to sell during 2006.

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

This report contains our restated unaudited financial statements for the period ending September 30, 2005.   During June 2005 we determined that we had incorrectly invoiced a customer for the period August 2004 through April 2005. This customer was acquired as part of our Bear Paw Energy, LLC (“BPE”) acquisition as described below.   The original invoices in respect to this customer for this period did not take into account that the agreement includes a minimum contract billing provision.  We invoiced this customer for the difference between the original invoices and the corrected invoices in June 2005.  As we were not able to determine if the $304 thousand that was invoiced to the customer during June 2005 was going to be paid or was collectible, we had not previously recognized the $304 thousand as revenue. The customer paid the difference due (approximately $304 thousand) during December 2005, including $0 thousand  and $142 thousand in respect to the three months and nine months  ended September, 2005, respectively. For additional information see Note 3 — Restatement of Results in Item 1 of this report.

General Overview

We own and operate natural gas gathering systems and operate gas wells in the Powder River Basin of Wyoming, and have commenced coal bed methane exploration and leasehold acquisition activities in Montana. We commenced operations in January 2004 upon our acquisition of certain gas gathering and related assets of TOP Gathering, LLC (“TOP”). In August 2004 we acquired certain gas gathering and related assets of BPE. In September 2005 we entered into a Farm-In and Development Agreement (“FDA”) as well as a Management Services Agreement (“MSA”) with Enterra Energy Trust and its wholly-owned subsidiary Rocky Mountain Gas (“RMG”). The FDA establishes an area of mutual interest (“AMI”) in the states of Montana and Wyoming. The FDA provides the Company with the opportunity to earn up to 50% of RMG’s interest in its undeveloped leaseholds in the AMI by spending up to $21.8 million in development and acquisition activities in the AMI. We plan to develop the undeveloped leaseholds located in the AMI through September 1, 2007, the termination date of the agreement, subject to its financing plans. The terms of the FDA allow us to earn a pro rata percentage of RMG’s undeveloped leasehold interests in the AMI on a sliding scale basis. Under the terms of the MSA we will provide management services to RMG on a cost-plus 15% basis. Management services include accounting and administration, technical support as well as operating coal bed methane wells. The term of the MSA is through August 1, 2007. The MSA is cancelable by either party with notice and includes a two-year renewal if not earlier terminated. During the third quarter of 2005 we expanded our scope of operations to include exploring for, developing, producing, marketing, gathering and transporting natural gas as well as operating coal bed methane properties and providing management services as contract operator.

As part of the FDA, during the third quarter of 2005 we drilled or completed 14 coal bed methane gas wells in the Powder River Basin in Wyoming. We also provided management services to RMG during this period as part of the MSA, including operating RMG’s producing properties in Wyoming.

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

We reviewed the carrying value of the TOP system as associated revenue declined as a result of decreasing producer volumes as well as a lost customer. Based on the decline in revenue and our estimate of the systems fair market value, we recorded an impairment charge of

$2.372 million during September 2005. Management based the impairment charge on expected future discounted cash flows assuming the system would be sold. See Note 4—Property, Equipment and Contracts in Item 1 of this report for further discussion on this matter.

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

Asset Impairment Charge

Asset impairment charge represents the difference between our long-lived asset carrying values and their estimated fair market value as required by SFAS No. 144. The asset impairment charge recorded during the third quarter of 2005 of $2.372 million pertains to our TOP gas gathering system (see Note 4—Property, Equipment and Contracts).

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

Results of Operations

(unaudited)

Three Months ended September 30, 2005 compared to Three Months ended September 30, 2004

 Revenue

Gas gathering revenue of $658 thousand for the three months ended September 30, 2005 decreased by $183 thousand or 22% as compared to the three months ended September 30, 2004. The decline in revenue is attributed to decreases in the TOP system revenue of $174 thousand due to declining volumes and a decrease of $9 thousand of Bear Paw revenue. Management services revenue of $66 thousand for the three months ended September 30, 2005 represents an increase of $66 thousand as the contract in respect to the management services was not in place until the third quarter of 2005.

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

Asset Impairment Charge

We recorded an asset impairment charge of $2.372 million for the three months ended September 30 2005, and had not recorded an asset impairment charge during the three months ended September 30, 2004. The asset impairment charge is in respect to our investment in the TOP gas gathering system (see Note 4—Property, Equipment and Contracts).

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

Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004

Revenue

Gas gathering revenue of $2.214 million for the nine months ended September 30, 2005 increased $632 thousand, or 40% as compared to the nine months ended September 30, 2004. Gas gathering revenue from the Bear Paw systems of $1.852 million and $550 thousand are included in the revenue for the nine months ended September 30, 2005 and 2004, respectively. The increase in Bear Paw revenue of $1.302 million during 2005 is attributed to the timing of the acquisition of the system that occurred in August 2004. The Bear Paw revenue increase offsets the decrease of $670 thousand or 65%, for the TOP system. The TOP system revenue declines are attributed to declining gas gathering volumes as well as the loss of a customer—see discussion of asset impairment charges in Note 3 of Item 1 of this report. Management fee revenue of $66 thousand for the nine months ended September 30, 2005 represents an increase of $66 thousand compared to the nine months ended September 30, 2004, as the related management services contract was not in place until the third quarter of 2005.

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

Asset Impairment Charge

We recorded an asset impairment charge of $2.372 million for the nine months ended September 30 2005. For the period ended September 30, 2004 we had not recorded an asset impairment charge. The asset impairment charge is in respect to our investment in the TOP gas gathering system (see Note 4—Property, Equipment and Contracts).

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

At September 30, 2005, cash and cash equivalents totaled $7.991 million and we had working capital of $8.378 million. Since our inception, we have principally financed our operating cash flow needs through public and private offerings of our equity securities. We plan to develop and or acquire oil and gas properties as part of our FDA and also in other areas outside of the AMI and also plan on expanding our gas gathering systems in the future. In order to fund these activities we are planning to raise additional funds during the next few months through subordinated debt offerings as well as through bank borrowings. We are in discussions with financial institutions however we have not entered into any definitive agreements. Our cash on hand is sufficient to fund planned expenditures through the end of 2005. The Company plans to spend an additional $2.7 million on drilling and gas gathering prospects during the fourth quarter of 2005. In the event that we do not obtain additional financing as noted herein, we will defer capital expenditures until funding is available.

On April 12, 2005, we completed our initial public offering of 2,300,000 shares of common stock at $5.50 per share and our shares commenced trading on the American Stock Exchange under the trading symbol ‘PRB.’ On closing the offering on April 15, 2005 we received proceeds of $11.273 million net of underwriter’s discounts, commissions and expenses. Including the additional costs of the offering of $1.104 million, including warrants valued at $583 thousand, our net proceeds as of September 30, 2005 were $10.169 million.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this quarterly report 10-Q, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarterly period covered by this report that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management had previously identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company has hired additional accounting and administrative personnel during the fourth quarter of 2005 and the Company is also in the process of upgrading its electronic data processing software during the fourth quarter of 2005.

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

Net proceeds from the offering were $10.169 million after expenses and including the proceeds from the underwriter’s exercise of its over-allotment option.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Get help here
3.1	Amended Articles of Incorporation of the Registrant (1)

3.2	Amended By-laws of the Registrant (2)

3.3	Series A Preferred Stock Certificate of Designation (1)

3.4	Series B Preferred Stock Certificate of Designation (1)

3.5	Series C Preferred Stock Certificate of Designation (2)

10.1	Equity Compensation Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (3)

32.1	Section 1350 Certification of Chief Executive Officer (3)

32.2	Section 1350 Certification of Principal Accounting Officer (3)

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

PRB Gas Transportation, Inc. (Registrant)

/s/ WILLIAM P. BRAND, JR.
Date: March 22, 2006	William P. Brand, Jr. Vice President-Finance

EXHIBIT INDEX

Exhibits
3.1	Amended Articles of Incorporation of the Registrant (1)

3.2	Amended By-laws of the Registrant (2)

3.3	Series A Preferred Stock Certificate of Designation (1)

3.4	Series B Preferred Stock Certificate of Designation (1)

3.5	Series C Preferred Stock Certificate of Designation (2)

10.1	Equity Compensation Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (3)

32.1	Section 1350 Certification of Chief Executive Officer (3)

32.2	Section 1350 Certification of Principal Accounting Officer (3)

(1) Filed as an exhibit to form S-1 filed on November 1, 2004 and incorporated by reference herein.

(2) Filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein.

(3) Filed herewith.