Form 10-Q
period 2006-06-30
PRB Energy, Inc.
filed 2006-08-14
CIK 1299966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-32471

PRB ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-0563497
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1875 Lawrence Street, Suite 450
Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (303) 308-1330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2006
Common Stock, $0.001 par value	7,471,894 Shares

When we refer to “PRB,” “the Company,” “us,” “we,” or “our,” we are describing PRB Energy, Inc. and its subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRB ENERGY, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)	**
Assets
Current assets:
Cash and cash equivalents	$15,243	$6,434
Restricted cash	3,000	—
Accounts receivable	1,155	789
Inventory	929	1,346
Prepaid expenses	666	194
Total current assets	20,993	8,763
Oil and gas properties - successful efforts method of accounting:
Proved properties	5,105	317
Unproved leaseholds	307	136
Wells-in-progress	4,175	1,081
Total oil and gas properties	9,587	1,534
Less: accumulated depreciation, depletion and amortization	(34)	(3)
Net oil and gas properties	9,553	1,531
Other property and equipment	8,850	6,992
Less: accumulated depreciation and amortization	(1,507)	(968)
Net other property and equipment	7,343	6,024
Other non-current assets:
Deferred debt issuance costs	1,143	—
Less: accumulated amortization	(164)	—
Net deferred debt issuance costs	979	—
Other non-current assets	1,085	1,122
Total other non-current assets	2,064	1,122
TOTAL ASSETS	$39,953	$17,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$595	$1,652
Accrued expenses and other current liabilities	2,364	107
Total current liabilities	2,959	1,759
Subordinated convertible notes and other debt, less current portion	21,977	17
Other non-current liabilities	2,517	407
Total liabilities	27,453	2,183
Commitments and Contingencies
Stockholders’ equity:
Capital, 50,000,000 shares authorized, par value $0.001, 5,639,000 shares undesignated; Series C Convertible Preferred, 4,361,000 shares authorized; 0 and 40,000 issued and outstanding, respectively	—	*
Common stock, 40,000,000 shares authorized; 8,261,894 issued; 7,471,894 and 7,431,894 outstanding, respectively	8	8
Treasury stock	(800)	(800)
Additional paid-in-capital	21,880	21,325
Accumulated deficit	(8,588)	(5,276)
Total stockholders’ equity	12,500	15,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,953	$17,440

*                    amounts less than one thousand

**             derived from audited balance sheet at December 31, 2005

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRB ENERGY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Gas gathering and processing	$603	$715	$1,278	$1,556
Natural gas sales	48	—	106	—
Other	52	—	146	—
Total revenues	703	715	1,530	1,556
Operating expenses:
Gas gathering and processing	668	384	1,256	875
Depreciation, depletion, amortization and accretion	336	280	656	557
General and administrative	1,129	467	2,146	728
Other expense	48	—	223	—
Total operating expenses	2,181	1,131	4,281	2,160
Operating loss	(1,478)	(416)	(2,751)	(604)
Other income (expense):
Interest and other income	284	48	471	48
Interest expense	(624)	(7)	(1,032)	(49)
Net loss	(1,818)	(375)	(3,312)	(605)
Convertible preferred stock dividends	—	(22)	—	(205)
Net loss applicable to common stockholders	$(1,818)	$(397)	$(3,312)	$(810)

Net loss per share — basic and diluted	$(0.24)	$(0.06)	$(0.44)	$(0.12)

Basic and diluted weighted average shares outstanding	7,471,235	6,225,825	7,450,679	6,635,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRB ENERGY, INC.
Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,312)	$(605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Exploration expense	50	—
Depreciation, depletion, amortization and accretion	656	557
Amortization of debt issuance costs	164	—
Share-based compensation expense	392	—
Warrants issued for services rendered	71	—
Capitalized interest	(32)	—
Changes in assets and liabilities:
Accounts receivable	(366)	(218)
Inventory	417	—
Prepaid expenses	(472)	(63)
Other non-current assets	11	(21)
Accounts payable	(1,057)	62
Accrued expenses and other current liabilities	757	69
Other non-current liabilities	6	—
Net cash used in operating activities	(2,715)	(219)
Cash flows from investing activities:
Capital expenditures	(6,204)	(85)
Restricted cash related to future liabilities of acquired properties	(3,000)	—
Sale of fixed assets	20	—
Deferred acquisition costs	(18)	—
Reduction in accrued TOP acquisition costs	—	(185)
Unproved leaseholds acquisitions	(183)	—
Net cash used in investing activities	(9,385)	(270)
Cash flows from financing activities:
Proceeds from convertible notes	21,965	—
Issuance costs related to convertible notes	(1,051)	—
Proceeds from IPO, net of issuance costs	—	11,007
Borrowings under bank loan	—	50
Repayment of proceeds from bank loan	—	(1,550)
Convertible preferred stock dividends	—	(338)
Repayment of term loan	(5)	—
Net cash provided by financing activities	20,909	9,169
Net increase in cash	8,809	8,680
Cash—beginning of period	6,434	320
Cash—end of period	$15,243	$9,000

Supplemental disclosure of cash flow activity
Cash paid for interest	$808	$49
Supplemental schedule for non-cash activity
Issuance of warrants to a related party in connection with convertible notes	$92	—
Asset retirement obligations	$2,085	—
Capitalized remediation costs of acquired oil and gas properties	$1,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRB ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2006

(Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

PRB is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil. In addition, we provide gas gathering, processing and compression services for properties we operate and for third party producers. Through June 30, 2006, we also provided contract management services by operating certain properties for a third party and providing technical and administrative support for those properties. PRB was initially formed under the name “PRB Transportation, Inc. in December 2003, and was incorporated in the State of Nevada. On June 14, 2006, PRB’s name was changed to “PRB Energy, Inc.” PRB’s common shares are traded on the American Stock Exchange under the ticker symbol “PRB.” PRB conducts its primary business activities in Wyoming.

Basis of Presentation

We have prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Because this is an interim period filing presented using a condensed format, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the summary of significant accounting policies and notes thereto included in our 2005 Annual Report on Form 10-K.  During interim periods, we follow the same accounting policies outlined in our 2005 Annual Report on Form 10-K, Note 2 — Summary of Significant Accounting Policies. The condensed consolidated financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. Certain reclassifications have been made to the 2005 unaudited condensed consolidated financial statements to conform to the 2006 presentation. Such reclassifications had no effect on the 2005 net loss. In the opinion of management, these interim financial statements contain all adjustments which are of a normal, recurring nature to fairly present the financial position of PRB as of June 30, 2006 and the results of our operations and cash flows for the six months ended June 30, 2006 and 2005. Information for interim periods may not be indicative of our results of operations for the entire year.

Summary of Significant Accounting Policies

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. (Some examples of such estimates are the realizability of inventory, the appropriate levels of various accruals including asset retirement obligations, determining the remaining economic lives and carrying values of property and equipment, oil and gas properties and other long-lived assets.) In addition, we use assumptions to estimate the fair value of share-based compensation. See Share-Based Compensation below and Note 5 - Equity Compensation Plan. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.

Share-Based Compensation

Prior to our January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), we accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations.  Accordingly, because the stock option grant price was equal to or greater than the respective market prices of our common stock on the grant dates, no compensation expense was recognized for Company-issued stock options.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we provided pro-forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS No. 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods.  SFAS No. 123(R) requires that share-based compensation expense be measured using estimates of the fair value of all share-based awards and applies to new awards and to awards modified, repurchased or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. Under the modified prospective transition method, we are recognizing share-based compensation expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006 and we are recognizing share-based compensation expense for the fair value of all awards granted on or after January 1, 2006 as the awards vest. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees.  See Note 5 - Equity Compensation Plan for further discussion of share-based compensation.

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

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive, are as follows:

	Six Months Ended June 30,
	2006	2005

Series C Convertible Preferred	—	411,000
Warrants	300,000	245,000
Options	659,250	390,000
Convertible notes	3,137,857	—
Total potentially dilutive shares excluded	4,097,107	1,046,000

Concentrations of Credit Risk

We grant credit in the normal course of business to customers in the United States. Management periodically performs a credit analysis and monitors the financial condition of our customers to reduce credit risk.  Management periodically reviews accounts receivable and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  Allowances for uncollectible accounts receivable are based on information available and historical experience.  As of June 30, 2006 and December 31, 2005, there were no allowances for uncollectible accounts receivable.

Revenues from customers which represented 10% or more of our sales for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2006	2005	2006	2005
	(% of total revenue)		(% of total revenue)

A — Gathering and processing segment	31%	60%	37%	61%
B — Gathering and processing segment	17%	—	15%	—
C — Gathering and processing segment	12%	—	—	—
D — Gathering and processing segment	—	11%	—	—

Debt Issuance Costs

We include debt issuance costs in other non-current assets.  These costs are associated with the senior subordinated convertible notes (“Notes”) we issued in March 2006.  The remaining unamortized debt issuance costs at June 30, 2006 were $979,000 and are being amortized using the effective interest rate method over the life of the Notes.

Note 2—Acquisitions and Significant Contracts

Acquisitions

In the first quarter of 2006, we acquired two gas gathering systems in the Recluse area of Wyoming (together our “Recluse” gathering system) for approximately $1.5 million. Also, in two separate transactions totaling $183,000, we acquired a combination of working interests ranging from 7.5% to 15% in the development of approximately 5,600 net acres in the Recluse and Gap areas that offer us the opportunity to expand both our exploration and production and gas gathering and processing activities.

On June 30, 2006, we acquired working interests in approximately 630 gross (580 net) coal-bed methane wells on approximately 29,000 acres located in the Powder River Basin of Wyoming from Pennaco Energy, Inc. (“Pennaco”). The purchase price of the acquired interests was approximately $600,000 and the effective date was July 1, 2006. As part of the purchase agreement, we issued a $3 million reducing letter of credit to the benefit of Pennaco to guarantee the funding of the future liability of the plugging costs of wells being purchased from Pennaco. The asset retirement obligation of these wells has been recorded on the balance sheet for $2 million based on the discounted present value of the future liability, as further reflected in Note 3 below. The letter of credit is collateralized by a $3 million certificate of deposit (CD), and is considered restricted cash for purposes of available working capital. The restricted amount of the CD will be released at the same rate annually that the letter of credit is reduced (refer to the Liquidity and Capital Resources section of this report).

Of the 630 gross wells, fewer than 200 are currently producing at a rate of between 2.5 to 3 million cubic feet per day. We plan to improve production by bringing shut-in wells back to a productive status over the next several months, which will require additional capital expenditures. In this regard, an estimate of these capital expenditures by the our technical staff of $1.5 million has been included in the 2006 capital budget and has been accrued in oil and gas properties in the June 30, 2006 balance sheet. In addition, we anticipate drilling approximately 300 coal-bed methane wells on the newly acquired acreage in the near term.

Significant Contracts

Storm Cat Agreement

Effective January 1, 2006, we entered into a gas gathering services agreement (“Agreement”) with Storm Cat, which requires Storm Cat to pay us gas gathering fees on specific minimum volumes of gas whether or not those volumes are delivered and transported through our system. The Agreement has a 10-year term,of which the first 5 years are noncancelable. The Agreement requires Storm Cat to pay us a minimum of $972,000 in 2006 and a minimum of $3.1 million in gas gathering fees during the first 3 years of the Agreement.

During the six months ended June 30, 2006, we billed Storm Cat $231,000 in gas gathering fees for actual volumes delivered. The Agreement allows for a cash true-up payment at each year-end if the annual volume commitment under the Agreement is not met. The Agreement also provides for our gas gathering rates to decrease during the fourth and fifth years. We recognize revenues based on our estimate of the average gas gathering rate during the noncancelable term of the Agreement. Accordingly, we deferred $24,000 of gas gathering fees as a non-current liability on our balance sheet at June 30, 2006.

Rocky Mountain Gas Agreement

On March 20, 2006, PRB terminated a Farmout and Development Agreement dated August 1, 2005 (“Farmout Agreement”) with Enterra Energy Trust’s wholly-owned subsidiary Rocky Mountain Gas, Inc. (“RMG”).  We are also the designated field operator under a Joint Operating Agreement (“JOA”) with RMG for certain coal-bed methane properties in Wyoming and Montana that are covered by the JOA.  In February 2006, RMG executed 19 authorizations for expenditure to drill and complete the Moyer coal pilot wells. After termination of the Farmout Agreement,  PRB, as operator under the JOA, issued a cash call to RMG for RMG’s share of the estimated well costs for nine wells. In addition, after termination of the Farmout Agreement, RMG requested its full working interest in all wells drilled after the termination date. As of March 31, 2006, the outstanding amount due from RMG was $713,000, which we classified as an account receivable.

PRB did not receive payment from RMG for the well costs as required under the JOA and issued a notice of default to RMG.  The default was not cured within the period prescribed by the JOA and, under the JOA, RMG’s interest was relinquished to PRB until the proceeds from the 9 Moyer wells equal 300% of the capital expenditures by PRB on RMG’s behalf.  As a result, we reclassified the $713,000 account receivable from RMG as additional costs of oil and gas properties on our June 30, 2006 balance sheet.

On June 22, 2006, RMG filed an arbitration demand against PRB, asserting that the area of mutual interest provision in the terminated Farmout Agreement continues until August 2007 and therefore includes the Pennaco acquisition and that we should pay 100% of the costs of drilling the 9 Moyer wells for a 50% working interest. We deny these assertions. PRB and RMG are currently in settlement discussions regarding these issues. The results of these discussions cannot be predicted at this time. If we are required to respond to the arbitration demand, we intend to file significant counterclaims against RMG.

We also agreed upon termination of the Farmout Agreement to continue to provide management services until June 30, 2006.  As of June 30, 2006, we had a receivable due from RMG of $386,000 for management services rendered and certain other amounts due from RMG. RMG disputed the amounts due to us. In July 2006, PRB and RMG entered into an interim agreement under which, among other things, RMG paid us $175,000 of the amount due at June 30, 2006.  The remainder of the amount due is to be settled after an audit of the joint account by RMG.  No reserve against this remaining balance has been recorded at June 30, 2006, as we believe the balance to be fully collectible.

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

A reconciliation of our asset retirement obligation liability for the six months ended June 30, 2006 and 2005, is as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)

Asset retirement obligation January 1,	$387	$65
Acquisition of Recluse system	69	—
Proved properties	16	—
Acquisition of Pennaco wells	2,000	—
Accretion	18	2
Reclamation expenditures	(18)	—
Ending asset retirement obligation	$2,472	$67

Note 4—Borrowings

As of June 30, 2006 and December 31, 2005, our borrowings consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)

Senior subordinated convertible notes	$21,965	$—
Other term loans	22	27
	21,987	27
Less current portion	(10)	(10)
Total long-term borrowings	$21,977	$17

Senior Subordinated Convertible Notes

In March 2006, we issued a total of approximately $22 million in Notes in a private placement. The Notes are secured by certain gas gathering assets owned by PRB and mature 30 months from the date of issue. The Notes bear interest at a fixed rate of 10% per annum, payable quarterly in arrears beginning on March 15, 2006. A registration statement applicable to the shares of common stock underlying the Notes was filed in May 2006 and declared effective on June 21, 2006. The Notes do not contain any beneficial conversion features.

Debt issuance costs in the amount of $1.051 million, excluding the value of warrants issued,  were deferred as other non-current assets and are being amortized as interest expense using the effective interest method over the 30-month life of each Note. For the six months ended June 30, 2006, we incurred $899,000 in total interest expense applicable to the Notes.

Note holders have the right to convert the Notes to common stock at a conversion price of $7.00 per share, which conversion price is subject to certain anti-dilution adjustments. In the event that our common stock trades at $14.00 per share or above for 10 consecutive days, we have a call provision that allows us to retire the Notes upon 10 days prior written notice by paying, in cash the principal amount and any accrued but unpaid interest. In addition, we are prohibited from declaring or paying cash dividends on our common stock during the period that any Note is outstanding and unpaid.

We follow SFAS No. 133, and EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock” and related pronouncements. We have evaluated the conversion feature embedded in our senior subordinated convertible notes and the liquidated damages provision in the related Registration Rights Agreement and have determined that the entire amount of these securities is properly classified as long-term debt and are not accounted for as derivatives on our condensed consolidated balance sheet at June 30, 2006.

Note 5—Equity Compensation Plan

We have an Equity Compensation Plan (“Option Plan”) that permits us to grant options to purchase shares of our common stock to eligible employees, contractors and non-employee members of the Board of Directors. In accordance with our Option Plan, we reserve shares equal to 10% of our issued and outstanding common stock for issuance under the Option Plan. Our compensation committee may grant options on such terms, including vesting and payment forms, as it deems appropriate in its discretion; however, no option may be exercised more than 10 years after its grant, and the purchase price may not be less than 100% of the fair market value of our common stock on the date of grant.

All options granted to date under the Option Plan have been granted at exercise prices equal to or greater than the respective market prices of our common stock on the grant dates. There were 87,939 shares available for grant under the Option Plan as of June 30, 2006.

The following table summarizes activity for options:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price

Outstanding at January 1,	463,250	$6.74	220,000	$5.50
Granted	284,500	6.20	170,000	7.58
Forfeited	88,500	7.65	—	—
Exercised	—	—	—	—
Outstanding at June 30,	659,250	$6.40	390,000	$6.41
Exercisable at June 30,	333,125	$6.43	181,250	$6.38

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2006 was $3.69. The weighted average remaining contractual life for the options outstanding at June 30, 2006 is 6.5 years.   The weighted average remaining contractural life for the options exercisable at June 30, 2006 is 2.5 years.

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

Adoption of SFAS No. 123(R)

PRB adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective transition method as described in SFAS No. 123(R). Under this method, compensation expense is recognized over the vesting period for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. During the six months ended June 30, 2006, we recorded share-based compensation expense of $392,000, which was recognized in general and administrative expense with a corresponding credit to additional paid-in-capital. Of the $392,000, $79,000 was related to unvested options granted prior to January 1, 2006. Compensation expense related to unvested options granted, but not yet recognized as of June 30, 2006, was $855,000. We expect to recognize this compensation expense over the vesting period.  The weighted-average vesting period is 2.4 years.

Prior to the effective date of SFAS No. 123R, our option plan transactions were accounted for under APB No. 25 and related interpretations. Pro-forma information regarding the impact of total share-based compensation on net loss and net loss per share for prior periods is required by SFAS No. 123. Such pro-forma information, determined as if we had accounted for our employee stock options under the fair value method during the six months ended June 30, 2005, is illustrated in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands)	(In thousands)
Net loss applicable to common stockholders:
As reported	$(397)	$(810)
Less: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	301	324
Pro-forma net loss	$(698)	$(1,134)

Net loss per share, basic and diluted:
As reported	$(0.06)	$(0.12)

Pro-forma	$(0.11)	$(0.17)

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

Expected Volatility. Consistent with SFAS No. 123(R), we base our expectations about the future volatility of our stock using the weighted average volatilities of similar companies that operate in our industry, taking into consideration stage of life cycle and size.

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

We used the following assumptions to estimate the fair value of options granted for the six months ended June 30, 2006 and 2005:

	SFAS No. 123(R) Expense	SFAS No. 123 Pro-Forma
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Expected life of options	2.5 — 6.25 years	5 — 10 years
Expected volatility	80%	25%
Risk-free interest rate	4.31 — 5.23%	3.89 — 4.73%
Expected dividend yield of stock	0%	0%

Note 6—Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.131”) establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, we have defined two reportable segments, described below, based on factors such as how we manage operations and how the chief operating decision makers view results. We consider our chief executive officer and our chief operating officer as our chief operating decision makers. During the third quarter of 2005, we entered into the oil and gas exploration and production segment and began producing and selling natural gas during the fourth quarter of 2005.

Gas Gathering and Processing Segment

We own and operate gas gathering and processing systems we acquired in 2004 and during the six months ended June 30, 2006, as earlier described. We charge a fee to our customers for these services based on volumes of gas transported, and/or based on a monthly minimum fee and/or based on the level of compression services provided. We have acquired gas gathering contracts that include operating leases in respect to surface-use rights that are cancelable in the event that gas gathering activities cease as a result of declining production. We also have cancelable purchase commitments for future field operations, equipment and maintenance activities with third party providers.

In March 2006, we notified our customers served by the TOP system that we were planning to shut down the TOP system. The system was shut down effective June 30, 2006. We plan to dismantle the TOP site and sell the equipment not required for our other activities. We expect that the future cash flows that we will receive from shutting down the system and/or selling the system or its component parts will exceed the carrying value. In 2005 we recorded an impairment for the TOP system of $2.5 million and are amortizing the remaining balance in 2006.  The unamortized balance at June 30, 2006 is $112,000.

Oil and Gas Exploration and Production Segment

Beginning in the third quarter of 2005, we commenced operations in the exploration and production segment. Our operations in this segment include exploring for, developing, producing and marketing natural gas from coal-bed methane wells. For the six months ended June 30, 2006, our exploration and production segment operated in the Powder River Basin area of Wyoming.

Through a management services agreement with RMG, we earned management fee revenues that we have included under Corporate in the following table that details the performance of our segments.  In March 2006, we elected to terminate the management services agreement; however, we agreed to continue to provide services under the agreement through June 30, 2006.

	Three Months Ended June 30, 2006
	Gathering and Processing	Exploration and Production	Corporate	Total
	(In thousands)

Revenues	$603	$48	$52	$703
Net loss attributable to common stockholders	$(363)	$(16)	$(1,439)	$(1,818)

	Six Months Ended June 30, 2006
	Gathering and Processing	Exploration and Production	Corporate	Total
	(In thousands)

Revenues	$1,278	$106	$146	$1,530
Net loss attributable to common stockholders	$(566)	$(150)	$(2,596)	$(3,312)
Identifiable assets:
Property and equipment, net	$6,854	—	$489	$7,343
Oil and gas properties, net	—	$9,553	—	$9,553
Other non-current assets	$1,034	—	51	$1,085

We operated in only one segment during the six months ended June 30, 2005 and our management reviewed the results of our operations as a single segment during that period. Accordingly, segment information is not presented for the three and six months ended June 30, 2005.

Note 7— Related Party Transactions

Susan Wright, our corporate secretary and wife of our chief executive officer, provides corporate secretary services to us on a contract basis. During the six months ended June 30, 2006 and 2005, Mrs. Wright was paid $30,000 and $7,000, respectively, for contract services.

In January 2006, we issued 40,000 warrants to a former director for services rendered in respect to our recent convertible debt offering. These warrants immediately vested with an exercise price of $7.00 per share.  We recorded $92,000 as the estimated fair value of the warrants as deferred debt issuance costs, with a corresponding increase in additional paid-in-capital.

One of our officers (and director) and two of our directors purchased $100,000 and $1.2 million, respectively, of the Notes that were issued in March 2006. During the six months ended June 30, 2006, we have paid interest of $3,389 and $47,861, respectively.  In addition, a former director had purchased $1 million of the Notes issued and was paid interest of $36,111 during this same period.

Note 9 —Subsequent Events

During the second quarter of 2006, we had contracted with a third party to acquire approximately 70 miles of gathering lines in the Recluse area which will provide additional opportunities for expanding gathering services to producers in the approximately 100,000 acres surrounding the pipelines. The transaction was effective August 1, 2006 and closed on August 4, 2006.  The purchase price for these assets was approximately $428,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “PRB,” “the Company,” “us,” “we” and “our” refer to PRB Energy, Inc. and its subsidiary.

Statement of Forward-Looking Statements

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

You should read the following discussion in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2005.

General Overview

PRB is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil. In addition, we provide gas gathering, processing and compression services for properties we operate and for third party producers. Through June 30, 2006, we also provided contract management services by operating certain properties for a third party and providing technical and administrative support for those properties. PRB was initially formed under the name “PRB Transportation, Inc. in December 2003 and was incorporated in the State of Nevada. On June 14, 2006, PRB’s name was changed to “PRB Energy, Inc.” PRB conducts its primary business activities in Wyoming.

First Six Months 2006 - Operational and Financial Highlights

In the first quarter of 2006, we raised approximately $22 million in cash, before expenses, through a private offering by issuing senior subordinated convertible notes. These funds will be used for our exploration, development, and asset acquisition programs.

Also, in the first quarter, we acquired 2 gas gathering systems in the Recluse area of Wyoming (together our “Recluse” gathering system) for approximately $1.5 million. Also, under two separate transactions totaling $183,000, we acquired a combination of working interests ranging from 7.5% to 15% in the development of approximately 5,600 net acres in the Recluse and Gap gathering system areas that offer us the opportunity to expand both our exploration and production and gas gathering and processing activities.

On June 30, 2006, we acquired working interests in approximately 630 gross (580 net) coal-bed methane wells on approximately 29,000 acres located in the Powder River Basin from Pennaco Energy, Inc. The purchase price of the acquired interests was approximately $600,000 and the effective date was July 1, 2006. As part of the purchase agreement, we issued a $3 million reducing letter of credit to the benefit of Pennaco to guarantee the funding of the future liability of the plugging costs of wells being purchased from Pennaco. The asset retirement obligation of these wells has been recorded on the balance sheet for $2 million based on the discounted present value of the future liability, as further reflected in Note 3 to the financial statements in this report. The letter of credit is collateralized by a $3 million certificate of deposit, and is considered restricted cash for purposes of available working capital (refer to the Liquidity and Capital Resources section of this report).

Of the 630 gross wells, fewer than 200 are currently producing at a rate of between 2.5 to 3 million cubic feet per day. PRB plans to improve production by bringing shut-in wells back to a productive status over the next several months which will require additional capital expenditures. In this regard, an estimate by the PRB technical staff of $1.5 million has been included in the 2006 capital budget and has been accrued in oil and gas properties in the June 30, 2006 balance sheet. In addition, we anticipate drilling approximately 300 coal-bed methane wells on the newly acquired acreage in the near term.

During the second quarter of 2006, we also contracted with another third party to acquire approximately 70 miles of gathering lines in the Recluse area, which will provide additional opportunities for expanding gathering services to producers in the approximately 100,000 acres surrounding the pipelines. The transaction was effective August 1, 2006 and closed on August 4, 2006. The purchase price for these assets was approximately $428,000.

In March 2006, we terminated a Farmout and Development Agreement dated August 1, 2005 (“Farmout Agreement”) with Enterra Energy Trust’s wholly-owned subsidiary Rocky Mountain Gas, Inc. (“RMG”). PRB also is the designated field operator under a Joint Operating Agreement (“JOA”) with RMG for certain coal-bed methane properties in Wyoming and Montana that are covered by the JOA. In June 2006, RMG filed an arbitration demand against PRB, asserting that the area of mutual interest provision in the terminated Farmout Agreement continues until August 2007 and therefore includes the Pennaco acquisition and that we should pay 100% of the costs of drilling the 9 Moyer wells for a 50% working interest. We deny these assertions. We are currently in settlement discussions with RMG regarding these issues.

During the first half of 2006, we drilled 27 gross (20.5 net) wells, of which 8 gross (5.5 net) wells are producing natural gas and 19 gross (14.6 net) wells are in various stages of drilling or completion.  In addition, there are 12 gross (6.0 net) wells that are producing gas which had been drilled prior to this year.

During these first 6 months, we have increased our average daily net gas production from 77 thousand cubic feet per day (“Mcf/d”) in January 2006, to 121 Mcf/d in June 2006.

Results of Operations

Three months ended June 30, 2006 (unaudited) compared to the three months ended June 30, 2005 (unaudited)

The financial information with respect to the quarters ended June 30, 2006 and 2005, which is discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Quarter Ended June 30,		Increase / (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in thousands)

Gathering and other revenues	$703	$715	$(12)	$(2)%
Gathering and processing expenses	668	384	284	74%
Depreciation, depletion, amortization and accretion expenses	336	280	56	20%
General and administrative expenses	1,129	467	662	142%
Other expenses	48	—	48	100%
Total operating expenses	2,181	1,131	1,050	93%
Operating loss	(1,478)	(416)	(1,062)	nm
Interest (expense) income, net	(340)	41	(381)	nm
Convertible preferred stock dividends	—	(22)	22	nm
Net loss	$(1,818)	$(397)	$(1,421)	nm

nm — percentages greater than 200% and comparisons from positive to negative values are not considered meaningful.

Revenues

Total revenues decreased $12,000, or 2%, for the quarter ended June 30, 2006 compared to last year’s second quarter as the result of a $112,000 decrease in gas gathering revenues from our TOP, GAP and Bonepile systems resulting from declines in processed volumes due to normal production declines of wells being gathered and to weather related shutdowns in 2006. This decrease was offset by gas sales from wells of $48,000 and management fee revenues of $52,000. We did not have management fee revenues or gas sales during the quarter ended June 30, 2005.

Gathering and Processing Expense

Gathering and processing expense increased $284,000, or 74%, over last year primarily due to the increase in the Recluse gathering system operating costs resulting from the first quarter 2006 acquisitions of this system.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion expense increased $56,000, or 20%, primarily due to additional depreciation and amortization expense applicable to the Recluse gathering system acquisitions this year.

General and Administrative Expense

General and administrative expense had a significant increase of $662,000 primarily due to (1) the recognition of $182,000 of share-based options and warrants compensation expense, (2) employee compensation and benefits increasing significantly by approximately $200,000 over last year as a result of substantial increases (from 6 to 12) in the number of employees added due to our growth since April 2005, and (3) professional fees increasing approximately $225,000 due to public reporting requirements that include legal, auditing, and financial and corporate consulting activities.

Other Costs

We began field operations activities in the fourth quarter of 2005 as a result of our entry into exploration and production activities. Field operations expenses not covered under a contract of services provided to a third party totaled approximately $95,000 during the current quarter, less some reductions in other expenses.

Six months ended June 30, 2006 (unaudited) compared to the six months ended June 30, 2005 (unaudited)

The financial information with respect to the six months ended June 30, 2006 and 2005 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Six Months Ended June 30		Increase / (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in thousands)

Gathering and other revenues	$1,530	$1,556	$(26)	(2)%
Gathering and processing expenses	1,256	875	381	44%
Depreciation, depletion, amortization and accretion expenses	656	557	99	18%
General and administrative expenses	2,146	728	1,418	195%
Other expenses	223	—	223	100%
Total operating expenses	4,281	2,160	2,121	98%
Operating loss	(2,751)	(604)	(2,147)	nm
Interest expense, net	(561)	(1)	(560)	nm
Convertible preferred stock dividends	—	(205)	205	nm
Net loss	$(3,312)	$(810)	$(2,502)	nm

Cash used in operating activities	$(2,715)	$(219)	$(2,496)	nm
Cash used in investing activities	$(9,385)	$(270)	$(9,115)	nm
Cash provided by financing activities	$20,909	$9,169	$11,740	128%

nm — percentages greater than 200% and comparisons from positive to negative values are considered not meaningful.

Revenues

Total revenue decreased $26,000, or 2%, for the six months compared to last year as the result of a $278,000 decrease in gas gathering revenues from our TOP, GAP and Bonepile systems associated with declines in gas volumes being processed due to normal production declines of wells being gathered and to weather related shutdowns in the first quarter of 2006. This decrease was offset by gas sold from wells of $106,000 and management fee revenues of $146,000. We did not have management fee revenues or gas sales during the six months ended June 30, 2005.

Gathering and Processing Expense

Gas gathering and processing expense increased $381,000, or 44%, mainly due to the increase in Recluse gathering system operating costs resulting from the first quarter 2006 acquisitions of this system. These costs offset a decrease in gathering expenses relating to our TOP system as a result of releasing excess compression capacity.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion expense increased $99,000, or 18%, primarily due to additional depreciation and amortization expense applicable to the Recluse gathering system acquisitions this year.

General and Administrative Expense

General and administrative expense had a significant increase of $1,418,000 primarily due to (1) the recognition of $462,000 of share-based options and warrants compensation expense, (2) employee compensation and benefits increasing significantly by approximately $400,000 over last year as a result of substantial increases (from 6 to 12) in the number of employees added due to our growth since April 2005, and (3) professional fees increasing approximately $415,000 due to public reporting requirements which include legal, auditing, and financial and corporate consulting activities.

Other Costs

We began field operations activities in the fourth quarter 2005 as a result of our entry into exploration and production activities. These costs totaled approximately $173,000 during the current six months. Other costs related to exploratory activities were also incurred for $50,000 during the period.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

At June 30, 2006, cash and cash equivalents totaled $15.2 million. Additionally, we have $3 million of restricted cash which collateralizes a reducing letter of credit issued in connection with acquired properties as provided for in the purchase and sale agreement included as Exhibit 10.17 with this Quarterly Report. The restricted cash will be released at the same rate annually that the letter of credit is reduced. Working capital, excluding the restricted $3 million, was $15 million. During the first quarter of 2006, we raised approximately $22 million, before expenses, by issuing senior subordinated convertible notes. These funds will be used for our exploration, development and asset acquisition programs.

We believe that our cash and cash equivalents on hand, internally generated cash flows and future financing activities will be sufficient to fund our planned operational, drilling and acquisition and capital expenditures for the foreseeable future. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of acquisitions and drilling opportunities, our cash flows from operating and financing activities and our ability to assimilate acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing facilities and the success of our exploration and development activities could lead to changes in funding requirements for future development.

Cash Flow Used in Operating Activities

During the six months ended June 30, 2006, our net loss of $3.3 million included non-cash charges of $656,000 of depreciation, depletion, amortization and accretion expense, $392,000 of share-based compensation expense and $164,000 of interest expense resulting from amortization of debt issuance costs.

Cash used in operating activities of $2.7 million during the first half of 2006 was $2.5 million greater than the same period of 2005. This increase was mainly attributable to higher general and administrative expense and increased field operations activities.

Cash Flow Used in Investing Activities

Cash used in investing activities was $9.4 million during the first six months of 2006, representing an increase of $9.1 million compared to the 2005 period. During the 2006 period, we acquired various segments of the Recluse gathering system for approximately $1.5 million and acquired interests in 630 gross Wyoming coal-bed methane (CBM) wells for approximately $600,000 in cash plus an additional $132,000 in related transaction expenses. We also invested $3.7 million in drilling and completion activities to develop proved properties, $183,000 for undeveloped leaseholds and $300,000 for other plant and equipment. As part of the acquisition of the CBM wells, we issued a $3 million reducing letter of credit to the benefit of Pennaco to guarantee the funding of the future liability of the plugging costs of wells being purchased from Pennaco. The letter of credit is collateralized by a $3 million certificate of deposit, and is considered restricted cash for purposes of available working capital. The restricted cash will be released at the same rate that the letter of credit is reduced.

At June 30, 2006, capitalized costs of wells in progress was approximately $4.2 million and consisted of 35 wells in various stages of drilling or completion. Twenty-seven of these wells were drilled in 2006, with the remainder drilled in the latter part of 2005. None of these wells is in an area requiring major capital expenditures before production can begin, nor were any of these wells completed more than one year ago. These wells are drilling, being completed, or are undergoing de-watering processes. We believe that after the wells have been de-watered, which may require a few months, we will be able to commence production. We believe that this determination will be made for the wells in progress prior to December 31, 2006.

Currently, our 2006 capital expenditure program calls for investing approximately $16 million in oil and gas exploration, development and acquisition projects and gas gathering system projects. Approximately $1.5 million of that amount has been earmarked for remediation expenditures for the CBM wells acquired in June.

Cash Flow from Financing Activities

Cash provided by financing activities of $20.9 million for the six months ended June 30, 2006 represents an increase of $11.7 million as compared to last year’s first half. During the first quarter of 2006, we raised approximately $22 million from the issuance of senior subordinated convertible notes and incurred approximately $1 million in debt issuance costs, excluding the value of warrants issued. In 2005, we raised $11 million, net of issuance costs, in a public offering, repaid $1.5 of bank debt and paid $338,000 in convertible preferred stock dividends.

Off Balance-Sheet Arrangements.

We do not have any off-balance sheet financing arrangements as of June 30, 2006, except for our Storm Cat gas gathering services agreement.  Our agreement requires Storm Cat to pay us gas gathering fees on specific minimum volumes of gas whether or not those volumes are delivered and transported through our system.  See Note 2 — Acquisitions and Significant Contracts in Part I, Item 1 of this report.

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

ITEM 4:    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our Chief Executive Officer and Principal Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures. In conducting this evaluation, several significant deficiencies were identified in our internal control over financial reporting relating to the preparation and review of financial statements and disclosures, identification and resolution of complex accounting issues, segregation of duties, accounting policies and procedures, information technology systems, and revenue recognition. Management has determined that these significant deficiencies, in the aggregate, constitute a material weakness in internal control over financial reporting. Specifically, our staffing levels were inadequate to facilitate the design, implementation and maintenance of an effective system of internal control.

On the basis of these findings, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

Remediation of the Material Weakness

In response to the control deficiencies listed above, we have taken (or plan to take during 2006) the following steps to institute procedures to remediate the significant deficiencies and material weakness identified above:

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

Because a number of these procedures are recent and ongoing this year, and since financial management personnel changes have been made recently, we have not completed a formal review of our internal controls, and even upon completion of such review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal control and have had to report on the results of such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and significant deficiencies that we have not identified.

On September 21, 2005, the SEC extended the compliance dates related to Section 404 of the Sarbanes-Oxley Act (“Section 404”) for non-accelerated filers. Under this extension a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) must begin to comply with the Section 404 internal control over financial reporting evaluation and reporting requirements for its first fiscal year ending on or after July 15, 2007. A proposal was announced by the SEC on August 9, 2006 that this date may be further extended to fiscal years ending on or after December 15, 2007. The SEC also proposes to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports.  This deadline would be moved to the first annual report for a fiscal year ending on or after December 15, 2008.

PART II OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

Refer to Part I, Note 2 to our financial statements in this report regarding the Rocky Mountain Gas Agreement.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. See also “Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2006, the Company held its 2006 Annual Meeting of  Stockholders.  Each of the following persons was elected a director of the Company  for terms expiring in 2007:

Name	Votes For	Votes Against	Votes Withheld

Gus J. Blass III	6,860,518	8,535	None

William F. Hayworth	6,860,518	8,535	None

Reuben Sandler	6,860,518	8,535	None

James P. Schadt	6,860,518	8,535	None

Joseph W. Skeehan	6,859,588	9,465	None

Robert W. Wright	6,860,518	8,535	None

Justin W. Yorke	6,860,518	8,535	None

The stockholders of the Company also approved a proposal to amend the articles of incorporation to change the name of the Company from PRB Gas Transportation, Inc. to PRB Energy, Inc. The voting results for this proposal were as follows:

Votes For:	6,857,866

Votes Against:	4,287

Votes Withheld:	6,900

ITEM 5:    OTHER INFORMATION

None.

ITEM 6:    EXHIBITS

Exhibit Number	Description
(1.1)	Form of Underwriting Agreement (filed as an exhibit to Form S-1/A filed on April 12, 2005 and incorporated by reference herein).

(3.1)	Amended Articles of Incorporation of the Registrant (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(3.2)	Amended By-laws of the Registrant (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(3.3)	Series A Preferred Stock Certificate of Designation (filed as an exhibit to Form S-1 filed on November 1, 2004 and incorporated by reference herein).

(3.4)	Series B Preferred Stock Certificate of Designation Filed (filed as an exhibit to Form S-1 filed on November 1, 2004 and incorporated by reference herein).

(3.5)	Series C Preferred Stock Certificate of Designation Filed (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(4.1)	Form of Lockup Agreement—Officers, Directors and 5% Stockholders (filed as an exhibit to Form S-1/A filed on November 1, 2004 and incorporated by reference herein).

(4.2)	Form of Lockup Agreement—Series A and B Preferred Stockholders (filed as an exhibit to Form S-1 filed on November 1, 2004 and incorporated by reference herein).

(4.3)	Form of Underwriter’s Warrant Agreement (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(4.4)	Form of Lockup Agreement—Series C Preferred Stockholders (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(4.5)	Sample Common Stock Certificate (filed as an exhibit to Form 8-A filed on April 8, 2005).

(4.6)	Form of Senior Subordinated Convertible Note (filed as an exhibit to Form 10-K on April 14, 2006 and incorporated by reference herein).

(4.7)

Form of Registration Rights Agreement between the Company and the holders of the Company’s Senior Subordinated Convertible Notes (filed as an exhibit to Form 10-K on April 14, 2006 and incorporated by reference herein).

(5.1)	Opinion of Resch Polster Alpert & Berger LLP (filed as an exhibit to Form S-8 on September 14, 2005 and incorporated by reference herein).

(10.1)*	Equity Compensation Plan (filed as an exhibit to Form S-1 filed on November 1, 2004 and incorporated by reference herein).

(10.2)	Form of Amended and Restated Warrant Certificate (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

(10.3)	TOP Gathering, LLC Asset Purchase Agreement (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(10.4)	Bear Paw Energy, LLC Purchase and Sale Agreement (filed as an exhibit to Form S-1 filed on November 1, 2004 and incorporated by reference herein).

(10.5)	Bear Paw Energy, LLC Mortgage, Security Agreement, Assignment of Proceeds, and Financing Statement (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(10.6)	Bear Paw Energy, LLC Promissory Note (filed as an exhibit to Form S-1/A filed on January 28, 2005 and incorporated by reference herein).

(10.7)	Bear Paw Energy, LLC Operations Agreement (filed as an exhibit to Form S-1 filed on November 1, 2004 and incorporated by reference herein).

(10.8)	Bank of Oklahoma Promissory Note (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

Exhibit Number	Description
(10.9)	Bank of Oklahoma Mortgage and Security Agreement (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

(10.10)	Gathering Services Agreement—United Energy Trading, LLC (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

(10.11)	Gathering Services Agreement—Pennaco Energy Inc. (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

(10.12)	Gathering Services Agreement—Natural Gas Fuel Company, Inc. (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

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

(10.16)	Gathering Services Agreement - Storm Cat Energy (USA) Operating Corporation

10.17	Purchase and Sale Agreement between Pennaco Energy, Inc. and PRB Energy, Inc., dated May 1, 2006

(14.1)	Code of Business Conduct and Ethics (filed as an exhibit to Form 10-K on April 14, 2006 and incorporated by reference herein).

(23.1)	Consent of Resch Polster Alpert & Berger LLP—see exhibit 5.1

(23.3)	Consent of Brownstein, Hyatt and Farber P.C. (filed as an exhibit to Form S-1/A filed on March 1, 2005 and incorporated by reference herein).

31.3	Principal Executive Officer/ Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer/ Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PRB Energy, Inc.
(Registrant)

By:	/s/Robert W. Wright
Robert W. Wright
Chairman and Chief Executive Officer
(Principal Financial Officer)

Dated: August 14, 2006