Form 10-K
period 2008-12-31
Black Raven Energy, Inc.
filed 2010-01-20
CIK 1299966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

                        The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $43,610 computed by reference to the closing price of the registrant’s common stock on June 30, 2008.  For purposes of the calculation of aggregate market value of the registrant’s common stock, all common stock of the registrant was deemed to be held by non-affiliates.

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

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”) is being filed by Black Raven Energy, Inc. (the “Company”) in order to become current in its filing obligations under the Securities Act of 1934, as amended.  In addition to this Annual Report, the Company simultaneously filed the following delinquent periodic reports with the Securities and Exchange Commission (“SEC”):

•      Annual Report on Form 10-K for the year ended December 31, 2007; and

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

PART I

ITEM 1.              BUSINESS.

Chapter 11 Bankruptcy Filing

On March 5, 2008, PRB Energy, Inc. (“PRB Energy”) and its subsidiaries filed a voluntary petitions for relief for each business entity (“the Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  PRB Energy continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Due to economic and personnel constraints, PRB Energy was unable to file its annual and quarterly reports with the SEC during its bankruptcy proceedings.  As a result, trading of PRB Energy’s common stock on the American Stock Exchange was suspended and its common stock was delisted from the American Stock Exchange effective April 28, 2008.

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil and Gas, Inc.’s (“PRB Oil”) Modified Second Amended Joint Plan of Reorganization (the “Plan”).  The effective date of the Plan was February 2, 2009 (the “Effective Date”).  Pursuant to the Plan, all 8,721,994 shares of PRB Energy’s outstanding common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc (“Black Raven,” “the Company,” “us,” “our” or “we”).  The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven (“New Common Stock”) to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.  After the Effective Date of the Plan, we issued the following securities in accordance with the Plan:

•	13.5 million shares of New Common Stock to West Coast Opportunity Fund, LLC (“WCOF”), the principal pre-petition secured creditor;
•	1.425 million shares of New Common Stock, on a pro-rata basis, to holders of Class A-4 Claims (as defined in the Plan);
•	75,000 shares of New Common Stock, on a pro-rata basis, to holders of Class B-5 Claims (as defined in the Plan);
•	Warrants to purchase 1.425 million shares of New Common Stock at an exercise price of $2.50 per share, on a pro-rata basis, to holders of Class A-4 Claims; and
•	Warrants to purchase 75,000 shares of New Common Stock at an exercise price of $2.50 per share, on a pro-rata basis, to holders of Class B-5 Claims.

PRB Gathering, Inc. (“PRB Gathering”) remains in Chapter 11 Bankruptcy.  The summary of the Plan is qualified in its entirety by reference to the full text of the Plan filed with the SEC on January 16, 2009 as Exhibit 99.1 to our Current Report on Form 8-K.

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

On September 16, 2009, Black Raven and WCOF entered into a Securities Purchase Agreement for the sale of 750,000 shares of Black Raven common stock to WCOF for an aggregate purchase price of $1,500,000.

Description of Business

Black Raven, formerly known as PRB Energy, Inc. operates as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil in the Rocky Mountain Region of the United States.  During 2008, we also provided gas gathering and compression services for properties we operated and for third-party producers. We were initially incorporated in Nevada under the name “PRB Transportation, Inc.” in December 2003.  On June 14, 2006, we changed our name to “PRB Energy, Inc.” On February 2, 2009, in connection with our emergence from bankruptcy, PRB Energy changed its corporate name to Black Raven Energy, Inc.

Throughout 2007 and into 2008 we operated as two business segments through two wholly-owned subsidiaries, PRB Oil, a gas and oil exploitation and production company (“E&P”) incorporated in Colorado in July 2005, and PRB Gathering, a gathering and processing company (“G&P”) incorporated in Colorado in August 2006. During 2008, we owned and operated the assets listed below through the two subsidiaries.   As of the date of filing of this Annual Report, PRB Gathering remains in Chapter 11 Bankruptcy and we currently only operate our gas exploitation and production business segment.  During the pendency of our Chapter 11 Bankruptcy from March 5, 2008 through February 2, 2009, we sold our Antelope Valley and South Kitty Pipeline, our GAP/Bonepile Gathering System and Coal Bed Methane Fields.  The status of our assets at December 31, 2008 is outlined below.  A more thorough description of the properties is presented in Item 2 of this Annual Report.

Asset Description	Status at December 31, 2008

Antelope Valley and South Kitty Pipeline and GAP/Bonepile Gathering System purchased from Bear Paw Energy in 2004.	Sold in 2008.

Gap & Bonepile Coal Bed Methane Fields purchased from Marathon Oil Company in 2006.	Sold in 2008.

Recluse Gathering System comprised of the NESH Facility purchased from StormCat Energy, the high discharge lines purchased from Clear Creek Energy, and the True Pipelines.  All three acquisitions were completed in 2006.

Turned over to a receiver appointed by the Wyoming State Court effective November 1, 2008.

A non-operated working interest in the Homestead Draw Field located in Campbell County, Wyoming.	Owned by Black Raven Energy, Inc.

The Niobrara production and acreage position acquired from	Owned by Black Raven Energy, Inc.

Lance Oil & Gas in December 2006.

The Company sells gas and natural gas liquids to pipelines, refineries and oil companies.  Revenues from two customers represented 10% or more of the Company’s sales for the year ended December 31, 2008.  We do not believe that the loss of any one customer would have a significant impact on our financial results.

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

We have reflected in our consolidated financial statements a reserve for future capital expenditures for remediation costs at the end of the life of the wells.  Refer to “Note 6 — Asset Retirement Obligations” to our consolidated financial statements in Item 8 of this Annual Report.

Employees

As of December 31, 2008, we had six full-time employees.

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

Our management is required to provide a report on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements.  While our management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time.  As of December 31, 2008, our internal control over financial reporting and disclosure controls and procedures were not effective due to our failure to timely file periodic reports with the SEC as a result of our lack of capital resources and lack of internal financial and accounting personnel.  We are currently working to remediate these control deficiencies.  Our failure to remediate these control deficiencies and other future material weaknesses or control deficiencies, or to establish and maintain effective systems of internal control over financial reporting and disclosure controls and procedures, may impair our ability to accurately report our financial results and prevent fraud. This failure may result in a restatement of our financial statements and may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our business, operating results, stock price and reputation, and may increase the cost of any financing we obtain.

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

Recent adverse publicity concerning our Chapter 11 Bankruptcy may harm our ability to compete in a highly competitive environment.

Recent adverse publicity concerning our financial condition may harm our ability to attract new customers and to maintain favorable relationships with existing customers, suppliers and partners.  Any such adverse affect could materially impact our ability to continue our operations.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.              PROPERTIES.

Description of Properties

Powder River Basin  - CBM

GAP and Bonepile Fields - The Company operated coal bed methane properties namely the GAP and Bonepile Fields, which were purchased from Marathon Oil Company in 2006.  Due to low gas prices in 2007, the fields were uneconomic to operate and shut in on December 1, 2007.  While in Chapter 11, these assets were sold to WYTEX Ventures effective May 23, 2008.

Homestead Draw Field - In 2006, the Company obtained approximately a 9.0% non-operated working interest in the Homestead Draw CBM Field in Campbell County, Wyoming.  This field produces from multiple coal beds.  We continue to hold a working interest position in this property.

D-J Basin-Niobrara Formation

In December 2006, we purchased approximately 385,000 acres and 13 wells in eastern Colorado and western Nebraska, which were drilled to the Niobrara. In 1972, Mountain Petroleum, Inc. completed five commercial Niobrara wells in Beecher Island Field.  From 1975 to 1982, an additional 46 fields were discovered in Colorado, northwestern Kansas, and southwestern Nebraska.  Recent activity in the area by Noble Energy, Petroleum Development Corp. and others have included amassing large acreage blocks, performing extensive seismic evaluations and initiating drilling programs.

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

Reserves

We engaged independent geological and petroleum engineering consultants MHA (“MHA”) in 2008 to estimate our natural gas reserves.  In 2007, we engaged Netherland, Sewell & Associates, Inc. (“NSAI”), also an independent geological and petroleum engineering consultant, to estimate our natural gas reserves. We reviewed the calculations and assumptions these consultants use to calculate our reserves.  We emphasize that reserve estimates are imprecise by their nature, and that reserve estimates on new discoveries and developments are less precise than reserve estimates for existing fields.  Accordingly, we expect these estimates to change as time passes and information as to actual well performance can be included in those future estimates.

Proved oil and gas reserves are estimates of recoverable quantities of oil, natural gas and natural gas liquids that are determined using engineering and geological data with reasonable certainty.  The reserve estimates are based on existing economic and operating conditions and include only existing wells from known reservoirs with existing equipment and technology.  As of December 31, 2007 our proved reserves were located in the Powder River Basin area of Wyoming and the D-J Basin in northeastern Colorado and southwestern Nebraska.  The Powder River Basin area was sold in 2008.

The following table summarizes our proved reserves data at December 31, 2008 and December 31, 2007, respectively:

	2008	2007
Gas (MMcf) (1)	4,349	10,093
Standardized measure of discounted future net cash flows (in thousands)	$6,262	$12,582
Proved developed reserves (as % of total proved reserves)	25.0%	19.4%

(1)  Million Cubic Feet (“MMcf”)

Our year-end report of December 31, 2008 prepared by MHA calculated estimated proved reserves and future revenues by using the weighted average price for total proved reserves of $4.66 per thousand cubic feet (“Mcf”) (or approximately $5.48 per MMBtu based on an 85% average conversion factor for these properties).

Gas Sales

The following table summarizes the volumes sold and realized prices from our properties during the years ended December 31,

2008 and December 31, 2007 respectively.  All items listed below are based on gas sales volume (Mcf).  Therefore, these values are net numbers where fuel, lost and unaccounted for gas, and metering variances have been removed prior to the calculation.

	2008	2007

Net annual gas sales (Mcf) (1)	205,000	493,000
Average net daily gas sales (Mcf)	562	1,351
Average realized price of gas per Mcf sold	$5.92	$3.07
Lease operating expense per Mcf sold	$4.34	$3.99
Production taxes per Mcf sold	$0.62	$0.33
Transportation expense per Mcf sold	$0.77	$0.48

(1)   Net gas sales represent that portion of gas sold that is owned by us and produced to our ownership interest.

Productive Wells

As of December 31, 2008 and December 31, 2007, we had working interests in 59 productive wells (27 wells net) and 508 productive wells (391 wells net) respectively. Productive wells are either producing or capable of producing although shut-in or de-watering.  Gross wells represent the total number of wells in which we have a working interest.  Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by us.  One or more completions in the same bore hole are counted as one well.

Drilling Activity

During 2008, the Company did not drill any wells.  During 2007, we drilled 12 total wells, 11 wells of which were retained as producers. All of our drilling activity is performed by independent drilling contractors.  The following table sets forth certain information regarding numbers of wells in our drilling activities for the periods indicated:

	2008		2007
	Gross	Net	Gross	Net
Exploratory wells drilled:
Non-productive	0	0	1	1
Development wells drilled:
Productive	0	0	11	11
Total wells drilled:	0	0	12	12

Gross represents wells in which we have a working interest; Net represents our aggregate working interests in the gross wells.

Acreage

The following table details the gross and net acres of developed and undeveloped properties that we hold. As of December 31, 2008, our properties accounted for the following developed and undeveloped acres:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Wyoming	—	—	7,145	4,528	7,145	4,528
Colorado	960	960	123,435	108,447	124,395	109,407
Nebraska	—	—	98,342	84,175	98,342	84,175
Total	960	960	228,922	197,150	229,882	198,110

Gross represents acres in which we have a working interest; Net represents our aggregate working interests in the gross acres.

During 2008, expired undeveloped leases  in Colorado resulted in an abandonment expense of approximately $3.9 million.

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

Principal Market of Common Stock

PRB Energy’s common stock was delisted from the American Stock Exchange effective April 28, 2008 following its filing of the Chapter 11 Bankruptcy.  From April 28, 2008 to February 4, 2009, PRB Energy’s common stock was quoted on the Pink Sheets under the stock symbol “PPRBQ.”  In connection with our emergence from bankruptcy, all of PRB Energy’s outstanding common stock was cancelled and we issued new common stock to certain claimants under the Plan.  Our common stock is not currently traded or quoted on a national securities exchange, the OTC Bulletin Board or the Pink Sheets.

The following table presents the reported high and low sales prices of PRB Energy’s common stock for each quarter of 2008 and 2007 as listed on the American Stock Exchange and the Pink Sheets during such periods:

	2008 Price Range		2007 Price Range
	High	Low	High	Low
First Quarter	$0.90	$0.01	$3.98	$2.50
Second Quarter	$0.05	$0.003	$3.50	$2.43
Third Quarter	$0.03	$0.0001	$2.47	$1.30
Fourth Quarter	$0.04	$0.0001	$1.30	$0.28

As of December 31, 2008, there were approximately 25 record holders of our common stock. There were no unregistered securities sold during the year.

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

During 2007, our planned drilling programs within both our D-J and Powder River Basin properties did not generate the revenues and corresponding cash flows necessary to achieve our business expansion initiatives. As a result, all available cash was primarily utilized for general working capital needs rather than growth initiatives. By the end of 2007 and through 2008, our strategic focus was concentrated on recapitalization pursuits to generate the cash necessary to cover our debt service obligations and infuse additional capital required to realize our growth expectations.

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

Results of Operations for the Year Ended December 31, 2008

The following financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this Annual Report. The financial statements have been prepared assuming the Company will continue as a going concern.  The Company experienced a net loss of $12.1 million for the year ended December 31, 2008 and faced significant immediate obligations in excess of its existing sources of liquidity.  These conditions raised substantial doubt about the Company’s ability to continue as a going concern. See Note 15 of the Financial Statements for a complete discussion of the Company’s reorganization.

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

Other revenues in 2008 and 2007 consisted solely of equipment and inventory storage services provided to a third party at one of our facility locations.

E&P Production Taxes and Gathering Expenses  E&P production and gathering costs include production taxes, internal and third party gathering fees, and other deductions necessary to bring the natural gas product to market.  Production taxes are determined by the taxing authority.  In 2008, our production taxes were paid primarily to Wyoming including ad valorem charged by the county based on assessed valuation of the properties, and severance and conservation taxes charged by the state.  A nominal amount was paid to Colorado in connection with our production within the D-J basin, which property was acquired on December 28, 2006.

E&P Operating Expense  E&P natural gas lease operating expense includes costs associated with operating the natural gas properties.  Such costs include labor related to pumper and direct field supervision, electricity, surface-use agreements, equipment rental, fuel, chemicals, road maintenance, permits, supplies and other relevant well costs incurred to extract the natural gas from the well.

G&P Operating Expense   Gas gathering and processing operating expense includes compression, site supervision costs, maintenance and operating supplies, property taxes, insurance, land use and surface rights payments and contract services, all of which are relatively fixed costs. Operating expenses also include transportation fees paid to others which vary with the throughput on our gathering lines.

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

Interest Expense  Interest expense primarily includes interest incurred through March 5, 2008 on $22 million of senior subordinated convertible notes issued during the first quarter of 2006, $15 million of senior secured debentures issued December 28, 2006, and a capital lease for gas compression equipment used in our gas gathering operations.  After March 5, 2008, interest expense includes interest incurred on the PRB Funding loan and the two DIP Loans.

Asset Impairment Charge   Assets are evaluated for impairment periodically throughout the year.  In 2008, we incurred total impairment charges of $5.2 million.  An impairment charge of $3.9 million related to our oil and gas properties, and an impairment charge of $894,000 related to our Recluse Gathering System. The Recluse Gathering System was an asset of PRB Gathering, Inc., which remains in Chapter 11 Bankruptcy.  Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Throughout 2007 and through November 1, 2008, we operated as two business segments through two wholly-owned subsidiaries. As of the date of filing of this Annual Report, PRB Gathering, Inc. remains in Chapter 11 bankruptcy and we currently only operate our gas exploitation and production business segment.

E&P revenue decreased to $1.21 million in 2008 from $1.51 million in 2007, a decrease of approximately $300,000, or 20%. Volumetric declines stemming from the sale of wells and shutting in of uneconomic wells resulted in an $884,000 decline in revenue, offset by an increase of $584,000 due to natural gas price increases of an average $2.85 per mcf.  G&P revenue declined to $1.1 million in 2008 from $1.5 million in 2007, due to the partial year operations of our G&P segment.

Selected Operating Expenses.  The following table and the explanations that follow present information about our operating expenses for each of the years ended December 31, 2008 and 2007:

(in thousands)	2008	2007	Increase (Decrease)	Change
Operating costs - E&P	$1,230	$2,383	$(1,153)	(48)%
Operating costs - G&P	$376	$1,800	$(1,424)	(79)%
Depreciation, depletion and amortization - E&P	$515	$2,429	$(1,914)	(79)%
Depreciation, depletion and amortization - G&P	$280	$1,766	$(1,486)	(84)%
General and administrative (including bankruptcy expenses)	$3,311	$5,783	$(2,472)	(43)%
Interest expense	$3,351	$8,365	$(5,014)	(60)%

With our decision to exit our G&P product line in 2008, we expect to realize significant cost savings within operating costs, depreciation, and general and administrative expenses. The changes as explained in the preceding table were primarily related to the following items:

Operating costs — E&P During 2008, the sale of properties, as well as the shutting-in or plugging wells resulted in a decrease of $1.2 million, or 48%, below 2007 operating cost levels.

Operating costs — G&P.  Operating costs for 2008 are through November 1, 2008 in comparison to a full year for 2007, resulting in a decline of $1.4 million or 79%.

Depreciation, depletion and amortization.  The decrease of $1.9 million for E&P depletion mainly resulted from the sale of properties acquired in mid and late 2006.  The decrease of $1.5 million for G&P is also the result of the impairment of gathering assets that remain in Chapter 11 Bankruptcy.

General and administrative.  The decrease of $2.5 million, or 43%, was a result of reduced personnel costs and general office-related expenses incurred after our bankruptcy filing. General and administrative expenses above include the costs for legal and other professional services incurred during 2008 in connection with our Chapter 11 Bankruptcy.

Interest expense.  Interest expense decreased $5.0 million, or 60%, due to the Chapter 11 filing.  No interest expense was accrued or paid on the convertible notes or the senior secured debentures after the declaration of bankruptcy on March 5, 2008.  The interest associated with the compressor capital lease arrangement that was part of the G&P segment was no longer a part of our operations in 2008.. See “Note 10 — Borrowings” to our consolidated financial statements in Item 8 of this Annual Report for additional disclosures related to our financing facilities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue decreased $1.8 million, or 37%, in 2007 in large part due to the decrease of $1.1 million in G&P revenue resulting from decreased throughput volumes as third party shippers reduced production in response to sales price declines. Revenue from management fees also decreased by $0.5 million due to the cancellation of the services agreement in conjunction with Rocky Mountain Gas, Inc.  Natural gas sales revenue decreased $0.2 million as a result of volumetric declines stemming from the shut-in or plugging of uneconomic wells in combination with market-driven sales price declines.

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

Depreciation, depletion and amortization.  Increases of $1.4 million, or 134%, for E&P depletion mainly resulted from the additions of properties acquired in mid and late 2006.  The increase year over year in G&P asset depreciation, depletion and amortization of $.9 million, or 109%, was primarily due to amortization of the capital lease for gas compression equipment that was entered into in February 2007.

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

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, cash and cash equivalents totaled $0.5 million. At December 31, 2008, working capital, was ($42.0) million, including liabilities subject to compromise. As a result of our operating losses in 2007 and our inability to meet our obligations under the senior subordinated convertible notes and senior secured debentures, we filed for relief under Chapter 11 of the Bankruptcy Code in March 2008.

Capital Expenditures Substantial capital is required to replace and grow reserves. During 2008, we spent approximately $1.9 million on capital expenditures, compared to $9.2 million in 2007. The significant decrease is due to limited working capital and our Chapter 11 Bankruptcy filing.

Cash Flows from Operations Cash flows used in operations totaled ($1.3) million and ($6.4) million during 2008 and 2007, respectively.  Cash flow from our E&P operations is dependent upon the price of natural gas and our ability to increase production, and manage costs.  Natural gas prices increased in 2008 compared to 2007, however the Company experienced volumetric declines stemming from the sale of wells and shutting in of uneconomic wells.  Therefore, we were unable to generate the cash flows from operations necessary to sustain our working capital needs or contribute to our drilling program.

Off-Balance Sheet Arrangements As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, the Company has not been involved in any unconsolidated SPE transactions.

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil.  Our discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements.  The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in business conditions or unexpected circumstances.  Policies we believe are critical to understanding our business operations and results of operations are detailed below.  For additional information on our significant accounting policies refer to Note 2 — Summary of Significant Accounting Policies, Note 6 — Asset Retirement Obligations, and Note 12 — Disclosures about Oil and Gas Producing Activities in our consolidated financial statements included in Item 8 of this Annual Report.

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

Valuation of long-lived and intangible assets.  Our property and equipment are recorded at cost.  Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. An impairment charge is taken on unproven property when we determine that the property will not be developed or the carrying value will not be realized.  We evaluate the realizability of our proved properties and other long-lived assets whenever events or changes in circumstances indicate that impairment may be appropriate.  Our impairment test compares the expected undiscounted future net revenues from property, using escalated pricing, with the related net capitalized cost of the property at the end of each period.  When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to our estimate of fair value, which is determined by applying a discount rate that we believe is indicative of the current market.  Our criteria for an acceptable internal rate of return are subject to change over time.  Different pricing assumptions or discount rates could result in a different calculated impairment.

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

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK.

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required pursuant to this Item 8 are included in Item 15 of this Annual Report and begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to our inability to file periodic reports on a timely basis with the SEC as a result of our lack of capital resources and internal financial and accounting personnel.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Biographical information, including principal occupation and business experience during the last five years, of each member of our Board as of December 31, 2008 is set forth below.  Upon our emergence from Chapter 11 Bankruptcy on February 2, 2009, our Board was substantially reconstituted.

Directors

Gus J. Blass III, age 57, joined the Board in June 2006.  He has been a General Partner of Capital Properties LLC since 1981. Capital Properties owns and manages over one million square feet of warehouse space in the Little Rock, Arkansas area and invests in public and private companies. Mr. Blass currently serves on the Board of Directors at Bancorp South, Cajuns Wharf Corporation and NutraCheck, Inc.  Mr. Blass has a Bachelor of Science Degree in Finance and Banking from the University of Arkansas.  As of the date of filing of this Annual Report, Mr. Blass is a current member of our Board.

William F. Hayworth, age 54, joined us as President, Chief Operating Officer and Director in June 2004.  He was appointed as Chief Executive Officer on January 31, 2008.  From 2002 to 2004, he served as a consultant through his wholly-owned company, BAM Energy, Inc., to various energy companies acting as project manager and evaluation specialist for coal-bed methane pilot projects in Kansas, Wyoming, western Colorado and Utah.  From 1997 to 2002, he was Vice President-Operations for Intoil, Inc. in Denver. His responsibilities included management and coordination of the company’s drilling and production activities as well as the design and construction of gathering facilities.  Prior to 1997, he was employed by Unit Corporation in Houston, Texas and was the Engineering/Operations Manager for Patrick Petroleum in Houston, Texas and Jackson, Michigan.  In addition to his responsibilities for supervision of technical staff and field personnel, Mr. Hayworth evaluated potential acquisitions and divestitures for Patrick Petroleum.  He also spent 12 years with Phillips Petroleum where he held various reservoir drilling and production engineering positions in the United Kingdom, Norway, Texas and Oklahoma.  Mr. Hayworth holds a Bachelor of Science degree in Chemical Engineering from the University of Michigan.  He is a member of the American Association of Drilling Engineers, the Rocky Mountain Association of Geologists, the International Association of Drilling Contractors, the Society of Petroleum Engineers and the Energy Finance Group.  As of the date of filing of this Annual Report, Mr. Hayworth serves as our President and is a current member of our Board.

Paul L. Maddock, Jr., age 60,  joined the Board in February 2007.  He has been President and Trustee of the Paul L. Maddock Marital Trust D/B/A The Maddock Companies for the past 20 years.  The Maddock Companies is a diversified commercial and residential real estate management and securities investment company. He has served on the Board of Florida Public Utilities (“FPU”) and Flo Gas Corporation for eight years.  FPU distributes natural gas, propane and electricity throughout Florida. He has also been a member of the Board of Directors of Lydian Bank and Trust where he is Chairman of the Audit Committee and a member of the Corporate Governance Committee.  Formerly, he was Founding Member and Vice Chairman of Island National Bank, Director 1st United Bank, Director of Wachovia Bank of Florida (purchaser of 1st United) and Director of Alamac Knits a North Carolina company.  He graduated from Brown University with an AB in English and a Minor in Political Science and Economics.  Mr. Maddock resigned from the Board on February 2, 2009 in connection with our emergence from Chapter 11 Bankruptcy.

Sigmund J. Rosenfeld, age 78, joined the Board in February 2007. He has been an independent geologist and consultant to the oil and gas industry since 1987. In 1978, he joined Thomas N. Jordan, Jr. as manager of Gulf Coast Venture and, in 1980, was a founder of Valex Petroleum Company, a public company, serving as its President until 1987.  From 1970 to 1978, he was a founder and President of Juniper Petroleum Corporation, another public company. Prior to that, he was Assistant to the Chairman of Inexco Oil Company, worked for Wolf Land Company and was Vice President and Manager of Andex Oil Company in Calgary, Canada. Mr. Rosenfeld began his career in the oil and gas industry in 1955 as an exploration geologist with Shell Oil Company and Monsanto Chemical Company. Mr, Rosenfeld holds a BS degree in Geology from the University of Florida, a MS degree in Geology from Emory University and a JD degree from the University of Denver.  Mr. Rosenfeld resigned from the Board on February 2, 2009 in connection with our emergence from Chapter 11 Bankruptcy..

Reuben Sandler, Ph.D, age 70, joined the Board in October 2005. He has been Chairman and Chief Executive Officer of Intelligent Optical Systems, Inc., a research and development company developing technologies in optical sensing and instrumentation, since 1999. Before that he was President and Chief Information Officer for MediVox, Inc., a medical software development company, and prior to that was an Executive Vice President for Makoff R&D Laboratories, Inc. Dr. Sandler currently serves on the Board of Directors of JMG Exploration, Inc., Optech Ventures, LLC, and Optisense, LLC. He was a director of PASW, Inc. from 1999 to 2000 and a director of Alliance Medical Corporation from 1999 to 2002.  Dr. Sandler received a Ph.D. from the University of Chicago, is the author of four books on the subject of mathematics and has held professorships at Victoria University of Wellington, the University of Chicago, the University of Illinois, the University of Hawaii and Technion University of Haifa.  Dr. Sandler resigned from the Board on February 2, 2009 in connection with our emergence from Chapter 11 Bankruptcy..

James P. Schadt, age 68, joined the Board in October 2005.  He was appointed Executive Chairman of the Board on January 31, 2008.  He retired as Chairman and Chief Executive of the Reader’s Digest Association in 1997 and has since been involved in various board and private investment activities. He is currently a partner of Contagion, LLC, an operator of magazine publishing services, a director of LEK, a Boston-based consultancy specializing in shareholder value and a Life Trustee of Northwestern University. From 1980 to 1991, Mr. Schadt was with London-based Cadbury Schweppes plc serving on the Board of Directors and rising to Chief Executive Officer of the global beverages business. He has also served several not-for-profit organizations, including the Wallace Reader’s Digest Funds, The American Enterprise Institute and the Norwalk (CT) Hospital. Mr. Schadt began his business career in the marketing department at Procter & Gamble following his graduation from Northwestern University with a BA in Arts and Sciences.

Mr. Schadt resigned as Executive Chairman of the Board and member of the Board on February 2, 2009 in connection with our emergence from Chapter 11 Bankruptcy..

Audit Committee

As of December 31, 2008, the Board had an Audit Committee and its members were Paul L. Maddock (Chairman), Reuben Sandler and James P. Schadt. Each member of the Audit Committee satisfied the independence standards specified in the American Stock Exchange listing standards and Rule 10A-3(b)(1) of the Exchange Act.  Each member of the Audit Committee was financially literate and was able to read and understand fundamental financial statements, including the balance sheet, income statement and statement of cash flows.  The Board has determined that James P. Schadt qualified as an audit committee financial expert as defined in the Exchange Act. The Audit Committee operated pursuant to a written charter.  As enumerated in the charter, the Audit Committee makes recommendations concerning the engagement of independent public accountants and reviews our quarterly and annual financial statements with the independent public accountants. The Audit Committee also reviews with the independent accountants the plans and results of the audit engagement, the range of audit and non-audit fees, and the integrity, adequacy and effectiveness of our disclosure controls and internal control over financial reporting. The Audit Committee oversees and periodically confirms the independence of our independent accountants pre-approves services performed by our independent accountants and reviews the results of the audit and the independent accountant’s report for each fiscal year with management and with the independent accountants.  The Audit Committee also reviews all proposed transactions between us and persons that are considered related parties.

Stockholder Procedures to Nominate Directors

There were no material changes to stockholder procedures for nomination of directors during the year ended December 31, 2008.

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

Executive Officers

The following table sets forth certain information regarding our executive officer as of December 31, 2008.

Name	Age	Positions
William F. Hayworth	54	President, Chief Executive Officer and Director

The principal occupation of each executive officer of the Company as of December 31, 2008, for at least the past five years, is as follows:

William F. Hayworth   Chief Executive Officer, President and Chief Operating Officer. More detailed information regarding Mr. Hayworth’s business experience is set forth under “Directors.”  Mr. Hayworth became the Chief Executive Officer on January 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common stock.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all required reports of our officers, directors and greater than ten percent stockholders under Section 16(a) were timely filed during the year ended December 31, 2008.

ITEM 11.                   EXECUTIVE COMPENSATION.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert Wright - Chief Executive Officer (4)	2008	$24,760	$—	$—	$1,080	$25,840
	2007	$275,300	$—	$26,978	$36,223	$338,504
William Hayworth – President,Chief Executive Officer and Director (5)	2008	$317,692	$26,923	$—	$19,239	$363,854
	2007	$198,718	$—	$37,885	$27,903	$264,506
Paul Ritzdorf – Vice President of Business Development (6)	2008	$71,854	$14,000	$—	$9,796	$95,650
	2007	$139,103	$20,000	$48,360	$22,366	$229,829
Rick Lawler – Vice President of Finance and Treasurer (7)	2008	$65,985	$15,000	$—	$5,344	$86,329
	2007	$55,288	$—	$38,203	$5,686	$99,177

(1)		The amounts shown reflect the dollar amounts of the bonuses paid in 2008 and 2007.

(2)

The amounts reflect the total recognized for the year ended December 31, 2008 and 2007, in accordance with Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment”, for stock options and as a result, include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount under the Black-Scholes method are included in footnote 11 to our audited financial statements for the year ended December 31, 2008.

(3)		The amount shown reflects for each executive officer:

	•	Matching contributions for each of the executive officers pursuant to our 401(k) Savings Plan;

		•	The 401(k) match for 2008 was $636 for Mr. Wright, $8,931 for Mr. Hayworth, $1,292 for Mr. Ritzdorf, $1,212 for Mr. Lawler.

		•	The 401(k) match for 2007 was $7,146 for Mr. Wright, $10,308 for Mr. Hayworth, $4,771 for Mr. Ritzdorf, $1,287 for Mr. Lawler and $9,069 for Mr. Reichel.

	•	The value attributable for health insurance premiums provided by us;

		•	Health Care Medical Plan compensation for 2008 was $444 for Mr. Wright, $17,249 for Mr. Hayworth, $8,504 for Mr. Ritzdorf and $4,132 for Mr. Lawler.

		•	Health Care Medical Plan compensation for 2007 was $5,953 for Mr. Wright, $17,595 for Mr. Hayworth, $17,595 for Mr. Ritzdorf, $4,399 for Mr. Lawler and $8,234 for Mr. Reichel.

	•	The value attributable for miscellaneous benefits;

		•	Mr Mr. Wright was paid for housing allowance of $18,450 in 2007. He was also paid $4,674 for auto allowance in 2007.Mr. Wright resigned on January 31, 2008.

(4)	Mr. Wright ceased to be our Chief Executive Officer on January 31, 2008.

(5)	Mr. Hayworth was named our Chief Executive Officer effective January 31, 2008.

(6)	Mr. Ritzdorf resigned on April 1, 2008.

(7)	Mr. Lawler was appointed as our Vice President of Finance and Treasurer in August 2007. He resigned on April 1, 2008.

Outstanding Equity Awards at Fiscal Year-End (3)

(a)	(b)		(c)	(d)	(e)	(f)
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date (1)
Robert Wright	55,000		—	—	5.50	6/28/2009
	21,875	(2)	3,125	—	7.50	4/22/2010
	15,000		15,000	—	6.50	1/19/2011
	5,000		15,000	—	4.50	1/7/2012

William Hayworth	50,000		—	—	5.50	5/19/2014
	10,000		—	—	5.50	11/6/2014
	21,875	(2)	3,125	—	7.50	4/22/2015
	15,000		15,000	—	6.50	1/19/2016
	5,000		15,000	—	4.50	1/7/2017

(1)

The options granted under both the 2007 Equity Incentive Plan and the 2004 Equity Compensation Plan vest prorata over four years and expire in ten years. All of Mr. Wright’s shares have an expiration date of five years.

(2)	Half of these options vested immediately and the other half vest prorata over four years.

(3)	Pursuant to the Plan, all of the outstanding share and options were canceled upon our emergence from Chapter 11 Bankruptcy on February 2, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gus Blass III	$15,357	—	—	—	—	—	$15,357
Paul Maddock	$15,357	—	—	—	—	—	$15,357
Sigmund Rosenfeld	$15,357	—	—	—	—	—	$15,357
Reuben Sandler	$16,857	—	—	—	—	—	$16,857
James Schadt	$22,857	—	—	—	—	—	$22,857

Option awards were granted to the Directors in prior years, and the number of options held at December 31, 2008 were as follows: Gus Blass III 30,000 options, Paul Maddock 30,000 options, Sigmund Rosenfeld 20,000 options, Reuben Sandler 40,000 options and James Schadt 50,000 options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table is a summary of the shares of our common stock authorized for issuance under our equity compensation plan as of December 31, 2008.

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

Beneficial Ownership

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2008 by:

•  each of our directors and named executive officers;

•  all executive officers and directors as a group; and

•  each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership of our common stock is determined in accordance with the rules of the SEC and generally includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which such person has a right to acquire ownership at any time within 60 days of December 31, 2008. All shares listed below are held directly unless otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned (8)	Percent of Class
Stockholders Owning More Than 5%:
DKR Soundshore Oasis Holding Fund Ltd
1281 East Main Street Stamford, CT 06902	625,000	7.2%

Directors and Named Executive Officers:
Robert W. Wright(1)	944,286	10.8%
William F. Hayworth (2)	375,000	4.5%
Paul Ritzdorf	—	*
Rick Lawler	—	*
Gus J. Blass III(3)	372,858	4.3%
Paul L. Maddock(4)	40,714	*
Sigmund J. Rosenfeld(5)	20,000	*
Reuben Sandler(6)	68,571	*
James P. Schadt(7)	50,000	*

Directors and executive officers as a group (10 persons):	1,871,429	21.5%

*	Less than 1%
(1)	Includes 130,000 shares of Common Stock issuable upon exercise of stock options and 14,286 shares of Common Stock issuable upon conversion of convertible subordinated debt.
(2)	Includes 135,000 shares of Common Stock issuable upon exercise of stock options 120,000 shares of restricted stock.

(3)

Includes 30,000 shares of Common Stock issuable upon exercise of stock options 100,000 shares of Common stock owned as trustee of family trusts, 71,429 shares of Common Stock issuable upon conversion of convertible subordinated debt and 71,429 shares of Common Stock issuable upon conversion of convertible subordinated debt owned by Capital Properties LLC of which Mr. Blass is a 50% owner.

(4)	Includes 30,000 shares of Common Stock issuable upon exercise of stock options and 10,714 shares of Common Stock issuable upon conversion of convertible subordinated debt.
(5)	Includes 20,000 shares of Common Stock issuable upon exercise of stock options.
(6)	Includes 40,000 shares of Common Stock issuable upon exercise of stock options and 28,571 shares of Common Stock issuable upon conversion of convertible subordinated debt.
(7)	Includes 50,000 shares of Common Stock issuable upon exercise of stock options.
(8)	Pursuant to the Plan, all of the outstanding shares were canceled upon our emergence from Chapter 11 Bankruptcy on February 2, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

One of our officers (and director) and three of our directors, in the aggregate, purchased $100,000 and a total of $1.275 million, respectively, of the Notes that were issued in March 2006.  During the year ended December 31, 2008 and 2007, the Company paid interest of $0 and $10,139 respectively, on these Notes.

Independence of Directors

The Board determined that Gus J. Blass III, Paul L. Maddock Jr., Sigmund J. Rosenfeld, Reuben Sandler and James P. Schadt have no material relationship with us, directly or indirectly, that would interfere with the exercise of independent judgment, and are “independent” within the meaning of the American Stock Exchange’s director independence standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for the indicated services performed by Hein & Associates (“Hein”) and Deloitte & Touche LLP (“Deloitte”) for the 2008 and 2007 fiscal years

Deloitte	2008	2007
Audit fees	$65,000	$55,000
Audit-related fees	—	—
All other fees	—	—
Total fees	$65,000	$55,000

Hein	2008	2007
Audit fees	$—	$85,850
Audit-related fees (1)	—	2,967
All other fees	—	3,119
Total fees	$—	$91,936

(1)  Audit-related fees include fees for review of registration statements and issuances of letters to underwriters.

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees.   This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for the year ended December 31, 2008 and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the year.  These services are normally provided by the independent public accountants in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees.   This category includes the aggregate fees billed for the year ended December 31, 2008 for review of internal controls, consents for use of predecessor audited financial reports, transition of audit firms and related services by the independent public accountants that related to the performance of audits or reviews of the financial statements that are not reported above under “Audit Fees.”

All Other Fees.   This category includes the aggregate fees billed for the 2008 financials and reports and consists of out-of-pocket expenses, products and services provided by the independent public accountants that are not reported above under “Audit fees” or “Audit-Related fees.”

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

10.1

Limited Waiver, Consent, and Modification Agreement, dated February 2, 2009, by and among PRB Oil & Gas, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2009)

10.2

Agreement Regarding New Equity Raise Under the Modified Second Amended Joint Plan of Reorganization, effective as of April 13, 2009, by and among Black Raven Energy, Inc., West Coast Opportunity Fund, LLC and the Official Committee of Unsecured Creditors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2009)

10.3

Securities Purchase Agreement, dated April 23, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2009)

10.4

Securities Purchase Agreement, dated July 9, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.5

Securities Purchase Agreement, dated August 27, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.6

Securities Purchase Agreement, dated September 16, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.7

Black Raven Energy, Inc. Equity Compensation Plan (the “Equity Compensation Plan”) (incorporated herein by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.8	Form of Option Grant under the Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.9	Form of Restricted Stock Award Agreement under the Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2007)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005)

21.1†	List of subsidiaries

24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Raven Energy, Inc.

Date: January 20, 2010	/s/ Thomas E. Riley
Thomas E. Riley
Chief Executive Officer

Date: January 20, 2010	/s/ Patrick A. Quinn
Patrick A. Quinn
Chief Financial Officer

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
Dan Frederickson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Raven Energy, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Black Raven Energy, Inc. (Debtor-in-Possession) and subsidiaries (the “Company”) (formerly known as PRB Energy, Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Raven Energy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, during 2008 the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

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

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

January 19, 2010

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

(Debtor in Possession)

Consolidated Balance Sheets

(In thousands)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$472	$833
Accounts receivable, net	81	423
Notes receivable	—	600
Inventory	43	105
Prepaid expenses	351	138
Total current assets	947	2,099
Oil and gas properties accounted for under the successful efforts method of accounting:
Proved properties	4,085	8,757
Unproved leaseholds	6,127	8,993
Wells-in-progress	721	780
Total oil and gas properties	10,933	18,530
Less: accumulated depreciation, depletion and amortization and accretion	(1,126)	(2,578)
Net oil and gas properties	9,807	15,952
Gathering and other property and equipment:	2,818	10,679
Less: accumulated depreciation, amortization and accretion	(816)	(4,056)
Net gathering and other property and equipment	2,002	6,623
Other non-current assets:
Deferred debt issuance costs	1,078	2,221
Less: accumulated amortization	(718)	(1,444)
Net deferred debt issuance costs	360	777
Restricted cash	—	1,022
Other non-current assets	65	72
Total other non-current assets	425	1,871
TOTAL ASSETS	$13,181	$26,545

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

(Debtor in Possession)

Consolidated Balance Sheets (Continued)

(In thousands)

	December 31, 2008	December 31, 2007
Liabilities and Stockholders’ Deficit
Liabilities Not Subject to Compromise - Current:
Accounts payable	$917	$2,816
Accrued expenses and other current liabilities	2,325	1,450
Current portion of secured notes and debentures, net of discount	14,537	34,921
Current portion of capital lease	—	222
Total current liabilities	17,779	39,409
Capital lease, less current portion	—	2,816
Asset retirement obligation	345	2,876
Investment in insolvent subsidiary	1,072	—
Total liabilities not subject to compromise	19,196	45,101
Liabilities subject to compromise	24,730	—
Total liabilities	43,926	45,101
Commitments and Contingencies (Note 8)
Stockholders’ deficit
Common stock, par value $.001, 40,000,000 shares authorized; 8,721,994 issued and 7,802,094 outstanding for 2008 and 2007	10	10
Treasury stock, 919,900 shares, at cost	(1,257)	(1,257)
Additional paid-in-capital	26,922	27,014
Accumulated deficit	(56,420)	(44,323)
Total stockholders’ deficit	(30,745)	(18,556)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,181	$26,545

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

(Debtor in Possession)

Consolidated Statements of Operations

(In thousands except share and per share amounts)

	Years Ended December 31,
	2008	2007

Revenue:
Natural gas sales	$1,213	$1,512
Gas gathering and processing	1,130	1,517
Other	21	35
Total revenue	2,364	3,064
Operating expenses:
Natural gas production expense	1,230	2,383
Gas gathering and processing expense	376	1,800
Exploration expense	17	166
Asset impairment charge	5,242	12,368
Depreciation, depletion, amortization and accretion	981	4,453
General and administrative	2,169	5,783
Total operating expenses	10,015	26,953
Operating loss	(7,651)	(23,889)
Other income (expense):
Interest and other income (expense)	16	1,865
Interest expense	(3,351)	(8,365)
Total other expense	(3,335)	(6,500)
Loss before reorganization items and income taxes	(10,986)	(30,389)
Reorganization items:
Gain (loss) on disposal of assets	(2)	—
Professional fees	(1,142)	—
Interest on accumulated cash resulting from Chapter 11	33	—
Total reorganization items	(1,111)	—
Loss before income taxes	(12,097)	(30,389)
Income tax provision/benefit	—	—
Net loss applicable to common stockholders	$(12,097)	$(30,389)
Net loss per common share—basic and diluted	$(1.39)	$(3.51)
Basic and diluted weighted average shares outstanding	8,721,994	8,660,843

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

(Debtor in Possession)

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008 and 2007

(In thousands except share amounts)

	Preferred						Additional		Total
	Series A,B,C		Common		Treasury		Paid - In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2007	—	$—	8,601,994	$10	919,900	$(1,257)	$26,405	$(13,934)	$11,224
Share-based compensation	—	—	—	—	—	—	609	—	609
Issuance of restricted stock awards	—	—	120,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(30,389)	(30,389)
Balance at December 31, 2007	—	—	8,721,994	10	919,900	(1,257)	27,014	(44,323)	(18,556)
Share-based compensation	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	(12,097)	(12,097)
Balance at December 31, 2008	—	$—	8,721,994	$10	919,900	$(1,257)	$26,922	$(56,420)	$(30,745)

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

(Debtor in Possession)

Consolidated Statements of Cash Flows

(In thousands except share amounts)

	Years Ended December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(12,097)	$(30,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	981	4,453
Asset impairment charge	5,242	12,368
Amortization of debt issuance costs	417	1,070
Amortization of discount on debentures	466	2,282
Bad debt expense	4	424
Share-based compensation expense	(92)	609
Gain on sale of assets and other	(292)	(1,234)
Changes in assets and liabilities:
Accounts and notes receivable	917	1,679
Inventory	47	(151)
Prepaid expenses	(216)	561
Other non-current assets	7	108
Accounts payable	1,681	(575)
Accrued expenses and other current liabilities	1,697	268
Other non-current liabilities	—	(366)
Net cash used in operating activities	(1,238)	(8,893)
Cash flows from investing activities
Capital expenditures	(1,885)	(7,653)
Change in restricted cash	1,022	2,056
Investment in insolvent subsidiary	(272)	—
Proceeds from sale of assets	898	4,308
Net cash used in investing activities	(237)	(1,289)
Cash flows from financing activities
Proceeds from loans	1,114	—
Issuance costs related to notes and debentures	—	(135)
Repayment of term loan	—	(7)
Net cash (used in) provided by financing activities	1,114	(142)
Net (decrease) increase in cash	(361)	(10,324)
Cash—beginning of year	833	11,157
Cash and cash equivalents—end of year	$472	$833
Supplemental disclosure of cash flow activity
Cash paid for interest	492	7,446
Supplemental schedule for non-cash activity
Accrued capital expenditures	407	1,537
Capital lease	—	3,700

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RAVEN ENERGY, INC. (formerly known as PRB ENERGY, INC.)

(Debtor in Possession)

Notes to Consolidated Financial Statements

December 31, 2008

Note 1—General

Black Raven Energy, Inc., (“Black Raven,” the “Company,” “us,” “our” or “we”) formerly known as PRB Energy, Inc. (“PRB Energy”) operates as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil. During 2007 and into 2008, we also provided gas gathering, processing and compression services for properties we operated and for third-party producers. We were initially incorporated in Nevada under the name “PRB Transportation, Inc.” in December 2003.  On June 14, 2006, we changed our name to “PRB Energy, Inc.”  Throughout 2007 and into 2008 PRB Energy operated as two business segments through two wholly-owned subsidiaries, PRB Oil and Gas, Inc. (“PRB Oil”), a gas and oil exploitation and production company (“E&P”) incorporated in Colorado in July 2005, and PRB Gathering, Inc., (“PRB Gathering”), a gathering and processing company (“G&P”) incorporated in Colorado in August 2006. As of the date of filing of this Annual Report, PRB Gathering remains in Chapter 11 bankruptcy and we currently only operate our gas exploitation and production business segment.  We conduct our business activities in Wyoming, Colorado and Nebraska.

On March 5, 2008, PRB Energy and its subsidiaries filed voluntary petitions for relief for each business entity under Chapter 11 of the Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  PRB Energy continued to operate it business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  PRB Energy and PRB Oil exited bankruptcy on February 2, 2009 and PRB Energy changed its corporate name to Black Raven Energy, Inc.  PRB Oil was subsequently merged into the Company.  PRB Gathering, Inc. remains in Chapter 11 bankruptcy.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company experienced a net loss of $12.1 million for the year ended December 31, 2008, had a working capital deficiency of $16.8 million, including $15 million of obligations on its senior secured debentures, and is faced significant immediate obligations in excess of its existing sources of liquidity.  These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

See Note 15 for a complete discussion of the bankruptcy and subsequent reorganization as well as management’s plans to obtain additional capital to fund the Company’s business.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All inter-company transactions have been eliminated.

From Mach 5, 2008 through February 2, 2009 (see Note 15), our consolidated financial statements were prepared in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which requires financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business for periods during the pendency of our Chapter 11 filings. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Chapter 11 cases were recorded in reorganization items.

Use of Estimates - The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some specific examples of such estimates include the allowance for accounts receivable, the appropriate levels of various accruals including asset retirement obligations, determining the remaining economic lives and carrying values of property and equipment and the estimates of gas reserves that affect the depletion calculations and impairments for gas properties and other long-lived assets. In addition, we use assumptions to estimate the fair value of share-based compensation. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  At December 31, 2007, the Company had $1.0 million of restricted cash classified as a non-current asset which collateralizes a letter of credit issued in connection with potential plugging liabilities of Wyoming properties acquired in 2006.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount.  The Company assesses credit risk and allowance for doubtful accounts on a customer specific basis.  As of December 31, 2008 and 2007, the Company had a combined allowance for doubtful accounts of $22,000 and $135,000, respectively.

The Company grants credit in the normal course of business to customers in the United States.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. Management periodically reviews accounts receivable aging reports to assess credit risks, and if appropriate, also reviews updated credit information to further assess such risk.  In the event that management determines the customers’ accounts receivable collectability as less than probable, management reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount not collectible.  Allowances for uncollectible accounts receivable are based on information available and historical experience.  For information on the concentration of credit risk by customer in the years ended December 31, 2008 and 2007, please see Note 3 of these consolidated financial statements.

Inventory - Inventory is recorded at cost.  The Company periodically reviews the carrying cost of its inventories as compared to current market value for those inventories and adjusts its carrying value to the lower of cost or market.  Inventory at December 31, 2008 and 2007, consisting primarily of tubing, totaled $43,000 and $105,000, respectively.

Income Taxes - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.  In evaluating the ability to realize net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income.  The Company has recognized, before the valuation allowance, a net deferred tax asset attributable to the net operating losses for the years ended December 31, 2008 and December 31, 2007.  SFAS No. 109 requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized.  As a result of this analysis, the Company has recorded a full valuation allowance against its net deferred tax asset.

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

Property, Equipment - Gas Gathering and Other - Gathering assets, including compressor sites and pipelines, are recorded at cost and depreciated using the straight line method over 10 years.  Other property and equipment, such as office furniture, computer and related software and equipment, automobiles and leasehold improvements are recorded at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or underlying leases in respect to leasehold improvements, ranging from three to ten years.

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

During 2008, the Company recorded an impairment charge of $0.9 million related to our gathering assets and $4.4 million related to our oil and gas assets.  During 2007, the Company recorded an impairment charge of $12.4 million related to our Gap, Bellnob and Bonepile field operations.

Debt Issuance Costs and Discount of Debt - The Company includes debt issuance costs in other non-current assets. These costs were associated with the senior subordinated convertible notes (“Notes”) issued in the first quarter of 2006 and the senior secured debentures (“Debentures”) issued in December 2006. Remaining unamortized debt issuance costs were $360,000 and $777,000 at December 31, 2008 and 2007, respectively. During the fourth quarter of 2008, debt issuance costs related to the Notes, totaling $221,000, were written off.  At December 31, 2008 and 2007, respectively, the remaining discount on the Debentures of $1.578 million and $2.044 million is included in the balance of the Debentures at December 31, 2008 and 2007.

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

Share-Based Compensation - At December 31, 2008, the Company had a stock-based employee compensation plan that includes stock options issued to employees and non-employee Directors as more fully described in Note 11.  Prior to 2006, the Company had accounted for stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based compensation expense relating to stock options has been reflected in the Company’s statements of operations for any period presented as all options granted under the plan had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant.  The Company currently uses the Black-Scholes option valuation model to calculate required disclosures.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and as a result, did not retroactively adjust results from prior periods. SFAS No. 123(R) requires that share-based compensation expense be measured using estimates of the fair value of all share-based awards and applies to new awards and to awards modified, repurchased or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. Under the modified prospective transition method, we are recognizing share-based compensation expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006, and we are recognizing share-based compensation expense for the fair value of all awards granted on or after January 1, 2006 as the awards vest. We apply the Black-Scholes option valuation model in determining the fair value of share-based payments to employees. We have recorded compensation expense associated with all unvested stock options totaling $(92,000) and $609,000 for the years ended December 31, 2008 and 2007, respectively.

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

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	For the years ended
	December 31,
	2008	2007
Warrants	375,000	375,000
Options	551,750	823,500
Convertible subordinated	3,137,857	3,137,857
Restricted stock	120,000	120,000
Total potentially dilutive shares excluded	4,184,607	4,456,357

Subsequent to December 31, 2008 the Company did not issue any dilutive securities which would have increased the number of potentially dilutive shares.

Comprehensive Income (Loss) - We account for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and presentation of comprehensive income in our consolidated financial statements.  For the years ended December 31, 2008 and 2007, comprehensive loss is equal to net loss as reported in our consolidated statement of operations.

Off-Balance Sheet Arrangements - As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), or SPEs which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, the Company has not been involved in any unconsolidated SPE transactions.

Fair Value of Financial Instruments  — The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, secured notes and debentures are carried at cost.  At December 31, 2008 and 2007 the fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates carrying value due to the short term nature of these instruments.  As a result of our bankruptcy filing, the fair value of our outstanding debt cannot be reasonably determined as of December 31, 2008.

Recent Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. Although this statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 was effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS No. 159 is effective for the Company beginning January 1, 2008.  The Company chose not to elect the fair value option permitted by SFAS No. 159.  Therefore, SFAS No. 159 did not have a material effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The statement requires fair value disclosures of derivative instruments and their gains and losses to be in tabular format, the potential effect on the entity’s liquidity from the credit-risk-related contingent features to be disclosed, and cross-referencing within the footnotes.  SFAS No. 161 is effective for the Company beginning January 1, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s financial position.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt.  The liability component is measured so that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature.   FSP APB 14-1 will not have a material impact on the Company’s financial statements, and is effective for the Company beginning January 1, 2009.

On December 31, 2008, the Securities and Exchange Commission (“SEC”) published the final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009.  Early adoption is not permitted.  The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position, and cash flows.

Note 3—Concentration of Credit Risk

The Company sells gas and natural gas liquids to pipelines, refineries and oil companies.  We grant credit in the normal course of business to customers in the United States based on an evaluation of the customer’s financial condition and historical payment record. Management periodically performs a credit analysis and monitors the financial condition of our customers to reduce credit risk. Management also periodically reviews accounts receivable and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. Allowances for uncollectible accounts receivable are based on information available and historical experience. At December 31, 2008 and 2007, the balance in our allowance for uncollectible accounts was $22,000 and $135,000, respectively.

Revenues from customers which represented 10% or more of the Company’s sales for the years ended December 31, 2008 and 2007 were as follows:

	For the year ended
	December 31,
Customer	2008	2007
	(% of total revenue)

A — Exploration and production	79.0%	45.6%
B — Gathering and Processing	0.0%	27.9%
C — Exploration and production	19.1%	0.78%

Note 4—Acquisitions

Recluse Gathering System

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

Gap, Bonepile, Bellnob Fields

On June 30, 2006, the Company acquired working interests in approximately 580 gross (529 net) coal-bed methane wells on located in the Powder River Basin of Wyoming from Pennaco Energy, Inc.  Effective May 23, 2008, under Chapter 11 protection, PRB Energy sold the Gap and Bonepile Fields to WYTEX Ventures, Inc.  See Note 15 for further discussion.

Northeast Colorado — Denver-Julesburg (D-J) basin — Niobrara formation

In December 2006, PRB Oil acquired producing wells and approximately 330,000 net acres in the D-J Basin, which is located in northeast Colorado and southwest Nebraska for approximately $11.9 million.  This acquisition included additional proprietary 2-D and 3-D seismic.

In connection with the December 2006 acquisition, PRB Energy and PRB Oil entered into a Securities Purchase Agreement with two private lenders.  Pursuant to that agreement, PRB Oil issued to the lenders $15 million of senior secured debentures (the “Debentures”) and PRB Energy issued to the lenders 1,250,000 shares of common stock.  For more information regarding the issuance of the Debentures and the 1,250,000 shares of the Company’s common stock, see Note 10 — Stockholders’ Equity.

The Company continues to own and operate its Niobrara production and acreage in the D-J Basin.

Note 5—Gathering and Other Property and Equipment

Property and equipment consists of the following:

	Useful Lives	December 31, 2008	December 31, 2007
	(in thousands)
Compressor sites, pipelines and interconnect	10 years	$2,175	$9,809
Equipment	5 years	16	16
Computer equipment	3 years	277	277
Office furniture and equipment and related assets	5-7 years	200	273
Automobiles	3 years	150	304
		2,818	10,679
Less accumulated depreciation and amortization		(816)	(4,056)
Total		$2,002	$6,623

The balance of the compressor sites pipelines and interconnect shown include an impairment charge of $894,000 at December 31, 2008 and $7.5 million at December 31, 2007 related to our Powder River Basin G&P assets.

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

The following table details all changes to the Company’s estimated asset retirement obligation liabilities during the years ended December 31, 2008 and 2007:

	For the
	Year Ended
	December 31,
(in thousands)	2008	2007

Asset retirement obligations, beginning of period	$2,876	$3,140
Liabilities incurred	—	98
Liabilities settled	(260)	(463)
Sale of assets	(2,407)	(170)
Accretion expense	136	261
Revision to estimated cash flows	—	10
Asset retirement obligations, end of period	$345	$2,876

Note 7—Income Taxes

Income tax expense (benefit) for each of the years ended December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007

Current:
Federal	$—	$—
State & Local	—	—
Total current		—
Deferred:
Federal	—	—
State & Local	—	—
Total deferred	—	—
Total income tax expense (benefit)	$—	$—

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2008 and 2007:

(in thousands)	2008	2007

Statutory income tax expense (benefit)	$(4,234)	$(10,636)
State income tax expense (benefit), net of federal income tax expense (benefit)	(134)	(357)
Other permanent items	2	12
Change in valuation allowance	4,366	10,981
Income tax expense (benefit)	$—	$—

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007

Deferred tax assets:
Property and equipment	$—	$1,508
Oil and gas properties	2,041	877
Asset retirement obligation	965	1,101
Other	206	903
Net operating loss carryforwards	14,904	11,808
	18,116	16,197
Valuation allowance	(16,060)	(16,197)
Net deferred tax asset	$2,056	$—

Deferred tax liabilities:
Property and equipment	$(2,056)	$—
Oil and gas properties	—	—
Deferred tax liability	(2,056)	—

Net deferred tax asset (liability)	$—	$—

At December 31, 2008, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $49.6 million.  These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2024.  This net operating loss carryforward may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has recorded a valuation allowance of $16.1 million and $16.2 million for December 31, 2008 and 2007, respectively, against its net deferred tax asset.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty of tax positions. FIN 48 requires the Company to recognize the impact of a tax position in its financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. We adopted the provisions of FIN 48 effective January 1, 2007 and determined that there was no adjustment required to retained earnings.  There were no uncertain tax benefits at adoption, however, in the fourth quarter of 2007 the Company identified $390,000 of uncertain tax positions related to oil and gas tax positions in prior years.  This has been accounted for as a reduction to deferred tax assets for net operating losses generated in the same years.  We recognize potential accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  Due to the significant net operating losses, no interest and penalties were accrued for on the uncertain tax positions.  None of the uncertain tax positions will impact the effective tax rate if recognized and none of the tax positions will reverse in the next twelve months.  The tax years 2004, 2005 and 2006 are open and subject to audit by the Internal Revenue Service and the State of Colorado.  The Company anticipates that the 2007 and 2008 tax returns will be filed shortly after the SEC Forms 10-K for 2007 and 2008 are submitted.

The tabular reconciliation of the reserve for uncertain tax benefits for the year ended December 31, 2008 is presented below.

in thousands
Balance as of December 31, 2007	$390
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Settlements	—
Balance as of December 31, 2008	$390

Note 8—Commitments and Contingencies

Rescission of Series C Convertible Preferred Stock Sale

In December 2004, the Company received $1.233 million from the sale of 411,000 shares of Series C Convertible Preferred Stock.  The Company paid no cash or other commissions or finders’ fees in connection with this offering.  This placement may not have been eligible for an exemption from registration under the Securities Act of 1933.  In the absence of such an exemption, investors could bring suit against the Company to rescind their stock purchases, in which event the Company could be liable for rescission payments to these investors of up to $1.233 million exclusive of interest and costs.  In August 2005, the Company filed a registration statement on Form S-1 to register the underlying shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock.  The SEC declared the S-1 effective on August 16, 2005.  As of December 31, 2008 and December 31, 2007, 411,000 shares of Series C Convertible Preferred Stock had been converted to common shares.

RMG Settlement Agreement

On March 20, 2006, we terminated a Farmout and Development Agreement (the “Farmout Agreement”) dated August 1, 2005 with Enterra Energy Trust’s wholly-owned subsidiary Rocky Mountain Gas, Inc. (“RMG”).  We, however, continued as field operator under a Joint Operating Agreement (“JOA”) with RMG for certain CBM properties in Wyoming and Montana that were covered by the JOA.  We did not receive payment from RMG for well costs as required under the JOA and issued a notice of default to RMG.  The default was not cured within the period prescribed by the JOA and, under the JOA, RMG’s interest was relinquished to us until such time as the proceeds from wells equaled 300% of the capital expended by us on RMG’s behalf.

On June 22, 2006, RMG filed an arbitration demand against us, asserting that the area of mutual interest provision in the terminated Farmout Agreement continued until August 2007 and, therefore, would provide RMG the right to participate in the Company’s acquisition of certain oil and gas assets in Wyoming, including those acquired from Pennaco (see Note 4).  On August 22, 2006, we denied RMG’s arbitration claims, and asserted counterclaims against RMG.  On October 20, 2006, RMG amended its arbitration demand to add three additional claims related to the terminated Farmout Agreement.

We also agreed upon termination of the Farmout Agreement to continue to provide management services until June 30, 2006.  As of June 30, 2006, we had a receivable due from RMG of $386,000 for management services rendered and certain other amounts due from RMG. RMG disputed the amounts due to us. In July 2006, the Company and RMG entered into an interim agreement under which, among other things, RMG paid us $175,000 of the amount due at June 30, 2006.  On October 24, 2006, RMG submitted an audit report to the Company in which RMG claimed that the Company improperly billed expenses to RMG under the terms of the agreements between the parties. We also had an independent audit conducted which disputed the assertions contained in RMG’s audit and concluded that RMG owed us at least $569,000, plus interest of $12,000, under the MSA.  In February 2007, RMG paid $176,000 of this amount, leaving a balance due of $405,000 under the MSA.  At December 31, 2006, we had a second receivable of $386,000 due from RMG for joint interest billings (“JIB”) on the operated wells, plus interest due of $8,000.

On January 11, 2007, we provided RMG with a Notice of Default for its failure to pay amounts due under the JOA totaling $325,000 plus interest.  RMG did not cure the default by paying the amounts due within the 30-day cure period.  On February 5, 2007 RMG provided us with a Notice of Default asserting that good cause existed to remove us as Operator for its alleged failure to perform its duties under the JOA as a prudent operator.  We denied that we had failed to perform our duties, and that good cause existed to remove us as Operator.  On February 6, 2007, RMG amended its arbitration demand to assert two additional claims in the pending arbitration.  First, it added a claim based upon our alleged failure to perform its duties as a prudent operator.  Second, it added a claim that asserted we owed

RMG amounts to be determined at the arbitration for our use of RMG’s Surface Facilities.  On February 28, 2007 we held a mediation meeting with RMG with no resolution.

On May 15, 2007, RMG and PRB Energy reached a settlement and terminated their arbitration proceedings. RMG agreed to pay PRB a total of $3.25 million in two cash payments of $500,000 each, which were due and received on May 22, 2007 and June 21, 2007, with the balance to be due on or before October 31, 2007.  A promissory note dated June 1, 2007 (the “RMG Note”) was issued to the Company for the remaining balance by RMG.  The RMG Note accrued interest at a rate of 10% per annum and was secured by a mortgage.  The interest applicable for financing the RMG Note totaled $150,000, which was payable at maturity.  This amount was recognized as interest income over the term of the RMG Note.

On June 15, 2007, as a condition for obtaining the consent of the lenders, who held a security interest in the assets to be transferred to RMG, we agreed to pay the lenders, as a reduction of our outstanding balance due on the Senior Secured Debentures (the “Debentures”), one-half of the final $2.25 million payment to be received from RMG.  Under our agreement with the lenders, upon receipt of the RMG payment, we would pay the lenders $1.125 million, plus any associated interest and fees due under the provisions of the Debentures.  The payment to the lenders would partially redeem, on a pro rata basis, a portion of the principal and interest amounts due under the Debentures.

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

Commitments

In the normal course of business operations, the Company has entered into operating leases for office space, office equipment, vehicles and compression equipment.

Rental payments under these operating leases and service agreements totaled $1.0 million and $1.5 million for the periods ended December 31, 2008 and 2007, respectively.

Future payments, by year, under these operating leases are as follows:

(in thousands)
2009	$155
2010	141
2011	13
Thereafter	—
Total	$309

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

Debt issuance costs in the amount of $1.1 million, excluding the value of warrants issued, were deferred as other non-current assets and were being amortized as interest expense using the effective interest method over the 30-month life of each Note.  During the fourth quarter of 2008, in connection with our bankruptcy proceedings, the Company wrote off the remaining unamortized debt issuance costs of $221,000. For the years ended December 31, 2008 and 2007, the Company incurred $366,000 and $2.2 million in total interest expense applicable to the Notes, respectively.

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

The Company follows SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock” and related pronouncements.  The Company has evaluated the call and conversion feature embedded in the senior subordinated convertible Notes and the liquidated damages provision in the related Registration Rights Agreement and has determined that the entire amount of these securities is properly classified as a liability subject to compromise and is not accounted for as derivatives on the consolidated balance sheet at December 31, 2008 and 2007.  The Notes were cancelled in February 2009 in connection with our emergence from bankruptcy.  See Note 15 — Subsequent Events.

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

Pursuant to the terms of a Pledge and Security Agreement entered into by the Company and the lenders, the Debentures were collateralized by substantially all of the assets, except for certain excluded assets as described in the Pledge and Security Agreement.  Pursuant to the terms of the Pledge and Security Agreement, the lenders were entitled to foreclose on, and take possession of the pledged assets if an event of default occurs.  In addition, pursuant to the terms of the Secured Guaranty, the Company has agreed to jointly and severally guarantee performance under the Debentures and other transaction documents.

On February 22, 2008, the Company received written notice from the two private lenders that the Company was in default with respect to certain obligations under the Debentures and other related transaction documents, and that as a remedy for such defaults, an automatic redemption of the Debentures had occurred.  The Company attempted to work with the Debenture holders in an effort to settle the dispute of whether any default has occurred and whether a redemption had occurred.  Unable to reach a resolution with the lenders, the Company filed for Chapter 11 bankruptcy relief on March 5, 2008.

In 2008, one of the private lenders purchased the interests of the other under the Debentures, and now owns all $15 million of Debentures.

Debt issuance costs in the amount of $1.08 million were deferred as other non-current assets and were being amortized as interest expense using the effective interest method over the 20-month life of the Debentures.  For the years ended December 31, 2008 and 2007, the Company incurred $330,000 and $2.0 million in total interest expense applicable to the Debentures, respectively.

PRB Funding Prepetition Loan

Immediately prior to the filing of the Chapter 11 petitions, the Company borrowed $300,000 from PRB Funding, LLC (“PRB Funding”).  The PRB Funding loan bears interest at the prime rate of interest as published in the Wall Street Journal per annum, payable quarterly in arrears beginning on March 31, 2008, and was due on February 28, 2009. PRB Funding was formed by three members of our Board of Directors:  Gus Blass, Reuben Sandler and James Schadt.  The PRB Funding Loan was secured by substantially all of the assets of PRB Energy and was repaid in 2009.

Post-petition Debtor in Possession Financing

In April 2008, the Company obtained court approval of post-petition Debtor in Possession Financing (“DIP Loan”) from PRB Funding in the amount of $275,000.  The PRB Funding DIP Loan bears interest at 13% per annum, with all unpaid principal and accrued interest due upon the earlier of March 1, 2009 or the confirmation of the Plan.

In May 2008, the Company obtained court approval of a $336,000 post-petition DIP Loan from PRB Acquisition, an entity that was affiliated with Republic Financial.  The PRB DIP Loan bears interest at 18% per annum, with all unpaid principal and accrued interest due upon the earliest of September 30, 2008, an event of default, or the confirmation of a plan of reorganization.

Both DIP Loans were repaid in 2009.

Capital Lease

Effective January 24, 2007, the Company entered into a 5-year lease agreement with J-W Power Company (“J-W”).  Under the terms of the agreement, J-W supplied the Company with gas compression equipment and related services.  The compression equipment serviced the Company’s gas gathering pipelines in the Powder River Basin.

The lease met the criteria under SFAS 13, “Accounting for Leases”, for classification as a capital lease on the Company’s balance sheet.  As a result, a capital lease asset of $3,700,000, which represented the fair value of the property, was recorded, as well as the related liability.   A cash payment of $650,000 was made by the Company to J-W at the inception of the lease, and the Company recorded an initial capital lease obligation of $3,050,000.

The capital lease is part of PRB Gathering Inc., which remains in Chapter 11 bankruptcy, and was terminated in 2008, as part of our bankruptcy proceedings.

Maturities

Future debt maturities, including maturities of liabilities subject to compromise, are reflected on the following table:

(in thousands)
2009	$36,502
2010	—
2011	—
2012	—
2013	—
Thereafter	—
Total	$36,502

Note 10—Stockholders’ Equity

Common Shares Issued for Debt Financing

On December 28, 2006, in connection with the acquisition of the D-J Basin properties, the Company entered into a Securities Purchase Agreement (“SPA”) with two private lenders.  Pursuant to the SPA, in exchange for $15 million of proceeds, the Company issued and sold to the lenders Debentures with a principal amount of $15 million and 1,250,000 shares of common stock.  The amount included in stockholders’ equity and as a discount on Debentures on the balance sheet on December 31, 2006 was $4,326,000 which represented the market value of the common stock issued to the lenders on December 28, 2006.

The shares of the Company’s common stock issued to the lenders, at the time they were issued, represented 14.5% of our outstanding common stock on a fully diluted basis.  The Company also entered into a Registration Rights Agreement with the lenders requiring us to file a registration statement registering the shares issued to the lenders for resale under the Securities Act of 1933 as amended.  In the event that the registration statement was not declared effective within one hundred-fifty (150) days of issuance or the effectiveness of the registration statement was not maintained, the Company is obligated to pay, on a pro rata basis, to each holder of the shares of common stock issued to the lenders certain delay payments described in the Registration Rights Agreement.  Such delay payments shall not exceed, in the aggregate, $750,000.  The registration statement was filed with the SEC on February 2, 2007 and was declared effective on May 4, 2007.

Warrants

In connection with its initial public offering, the Company issued warrants for services rendered. Through December 31, 2008 and 2007, respectively, cumulative activity with respect to warrants outstanding is as follows:

	2008	2007
Balance, beginning of year	375,000	300,000
Issued	—	75,000
Exercised	—	—
Balance, end of year	375,000	375,000

The common stock and warrants were canceled in connection with our emergence from bankruptcy on February 2, 2009.  See Note 15 — Subsequent Events.

Note 11—Equity Incentive Plans

The Company has an Equity Incentive Plan (“Option Plan”).  The Option Plan grants options to purchase shares of the Company’s common stock to eligible employees, contractors and current and former members of the Board of Directors.   The number of shares that are authorized for issuance under the Option Plan can not exceed 20% of the issued and outstanding shares as of the date of the grant or award. The shares may be either authorized and unissued shares or previously issued shares acquired by the Company. There were no expired awards during the year ended December 31, 2008.

All options granted to date under the Option Plan have been granted at exercise prices equal to or greater than the respective market prices of the Company’s common stock on the grant dates.  There were 404,875 shares exercisable under the Plan as of December 31, 2008.  In accordance with SFAS No. 123(R), the Company has recorded compensation expense associated with all unvested stock options totaling $(92,000) and $609,000 for the years ending December 31, 2008 and 2007 respectively.

The following table summarizes activity for options:

	For the Year Ended		For the Year Ended
	December 31, 2008		December 31, 2007
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	823,500	$5.03	617,250	$5.03
Granted	—	$—	381,000	$3.32
Forfeitures	(271,750)	$4.64	(174,750)	$5.47
Exercised	—	—	—	—
Outstanding, end of year	551,750	$5.23	823,500	$5.03
Awards vested or expected to vest, end of year	404,875	$5.42	749,675	$5.58
Available for future grants, end of year	—		920,899

The weighted average remaining contractual life for the options outstanding at December 31, 2008 and 2007, respectively is 4.6 years and 6.4 years.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  There is no unrecognized compensation expense as of December 31, 2008.

The fair value of options was measured at the date of grant using the Black-Scholes option-pricing model.  The fair values of options granted and employee stock purchase plan shares issued were estimated using the following weighted-average assumptions:

	December 31,	December 31,
Assumption	2008	2007
Risk free interest rate (%)	N/A	4.81-5.12
Volatility factor of the expected market price of the Company’s common stock	N/A	69.43-84.55%
Expected life of the options (in years)	N/A	4-10
Expected dividend	N/A	—

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

On July 6, 2007 the Company issued a restricted stock award to an officer of the Company under the 2007 Equity Incentive Plan.  The award consisted of 120,000 shares, at $2.38 per share.  The shares vest ratably over three years.

In connection with our emergence from bankruptcy, all outstanding common shares of the Company were cancelled, along with all outstanding option awards.  On June 9, 2009, the Board of Directors adopted the Black Raven Energy, Inc. Equity Compensation Plan, under which the Company may grant nonqualified stock options, stock appreciation rights, stock awards or other equity-based awards to certain employees, consultants, advisors and non-employee directors.  See Notes 15 — Subsequent Events.

Note 12—Disclosures about Oil and Gas Producing Activities

Costs Incurred in Oil and Gas Producing Activities

The Company has incurred the following costs, both capitalized and expensed, in respect to oil and gas property acquisition, exploration and development activities during the year ended December 31, 2008 and 2007, respectively:

	For the Years Ended December 31,
(in thousands)	2008	2007
Acquisitions:
Proved	$19	$756
Unproved	1,073	622
Exploration	17	166
Development costs	159	4,351
	$1,268	$5,895

Included in the above costs are capitalized asset retirement obligations of $226,000 and $832,000 for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth certain information regarding the results of operations for oil and gas producing activities for the years ended December 31, 2008 and 2007, respectively:

	For the Years Ended December 31,
(in thousands)	2008	2007
Revenues, net	$1,213	$1,512
Production Costs	(1,230)	(2,383)
Asset Impairment (1)	(410)	(4,838)
Abandoned lease expense	(3,938)	—
Exploration	(12)	(165)
Depreciation, Depletion & Accretion (2)	(515)	(2,429)
	$(4,892)	$(8,303)

Note (1):  In 2008, we incurred an impairment charge of approximately $4.4 million related to our E&P assets.  In 2007, we incurred an impairment charge of approximately $4.8 million for under-performing E&P assets located in the Powder River Basin of Wyoming. Production from these properties had depleted to unprofitable levels, prompting us to shut-in the remaining wells in avoidance of unwarranted costs in excess of revenues generated.

Note (2):  Includes $409,000 and $2,214,000 of depreciation and depletion of well costs and $106,000 and $215,000 of accretion of asset retirement obligation for wells for the years ended December 31, 2008 and 2007 respectively.

Oil and Gas Reserve Quantities (Unaudited)

We engaged independent geological and petroleum engineering consultants MHA (“MHA”) in 2008 to estimate our natural gas reserves.  In 2007, we engaged an independent geological and petroleum engineering consultant, to estimate our natural gas reserves..  The Company reviewed the calculations and assumptions these consultants use to calculate the reserves.

The Company emphasizes that the reserve estimates are imprecise by their nature, and reserve estimates on new discoveries and developments are less precise than reserve estimates for existing fields.  Accordingly, the Company expects these estimates to change as time passes and information as to actual well performance can be included in those future estimates.  The MHA report was based on the Henry Hub gas product per million British Thermal Unit (MMBtu) in effect on December 31, 2008, held constant for the life of the properties and adjusted by lease for regional price differentials, energy content, and transportation and compression charges.  Lease operating costs were also held constant in accordance with SEC guidelines.

Proved oil and gas reserves are estimates of recoverable quantities of oil, natural gas and natural gas liquids that are determined using engineering and geological data with reasonable certainty.  The reserve estimates are based on existing economic and operating conditions and include only existing wells from known reservoirs with existing equipment and technology.  All of the proved reserves in 2008 were located in Colorado.

The following table summarizes estimated proved reserves of gas in million cubic feet (MMcf) as of December 31, 2008 and 2007:

(In MMcf)	2008	2007
Proved developed and undeveloped:
Beginning of year, January 1	10,093	5,674
Revisions of previous estimates	(2,016)	443
Sales of reserves in place	(4,182)	—
Discoveries	658	4,469
Production	(204)	(493)
End of year, December 31	4,349	10,093
Proved developed, December 31	2,220	2,955

As of December 31, 2008, 25% of the proved reserves are categorized as proved developed producing.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” (“SFAS No. 69”), details guidelines of how to determine the standardized measure of future net cash flows and changes therein relating to estimated proved reserves.  The Company follows these guidelines that are summarized as follows:

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

•        The resulting cash flows are reduced to present value using a 10% discount rate; and

•        The Company used a December 31, 2008 price of $4.66 per MMBtu for natural gas on an Mcf basis, as adjusted by lease for regional price differentials, energy content and transportation and compression charges. The Company used the Cheyenne Hub spot market price of $6.435 per MMBTU in effect on December 31, 2007 for the Colorado and Nebraska properties and a December 31, 2007 CIG Rocky Mountains spot market price of $6.040 per MMBTU for the Wyoming properties.

The following summarizes the standardized measure of future net cash flows relating to its proved gas reserves as of December 31, 2008 and 2007 as prescribed in SFAS No. 69:

(in thousands)	2008	2007
Future cash flows	$20,268	$53,746
Future production costs	(6,832)	(15,636)
Future development costs	(2,751)	(10,246)
Future abandonment costs	—	—
Future income taxes	—	—
Future net cash flows	10,685	27,864
Ten percent discount	(4,423)	(15,282)
Standardized measure of discounted future net cash flows	$6,262	$12,582

The following summarizes the changes in the standardized measure of discounted future net cash flows relating to its proved gas reserves as of December 31, 2008 as prescribed in SFAS No. 69.

(in thousands)	2008
Standardized measure - Beginning of year	$12,582
Sales and transfers, net of production costs	8
Net change in sales and transfer prices, net of production costs	(934)
Discoveries and extensions	1,386
Changes in future development costs	1,005
Revisions of quantity estimates	(6,292)
Accretion of discount	908
Net change in income taxes	—
Purchases of reserves in place	—
Sales of reserves in place	(3,499)
Changes in production rates (timing) and other	1,098
Standardized measure of discounted future net cash flows	$6,262

Note 13—Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.131”), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports.  Consistent with SFAS No. 131, the Company had defined one reportable segment as of December 31, 2008 and two reportable segments for 2007 and through November 1, 2008, as described below, based on factors such as how the Company manages operations and how management views results.

At December 31, 2008, the Company had de-consolidated PRB Gathering Inc., as it remains in Chapter 11 bankruptcy. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.

Oil and Gas Exploitation and Production Segment (“E&P”)

Beginning in the third quarter of 2005, the Company commenced operations in the exploitation and production segment.  Operations in this segment include developing and producing natural gas from CBM wells.  For the year ended December 31, 2008, our E&P segment operated in Colorado and the Powder River Basin area of Wyoming.

Gas Gathering and Processing Segment (“G&P”)

The Company owned and operated gas gathering and processing systems it acquired in 2004 and 2006.  The Company charged a fee to our customers for these services based on volumes of gas transported, based on a monthly minimum fee and/or based on the level of compression services provided.  The Company had acquired gas gathering contracts that included operating leases in respect to surface-use rights that were cancelable in the event that gas gathering activities ceased as a result of declining production.  At December 31, 2008, the Company had de-consolidated its G&P segment, as it remains in Chapter 11 bankruptcy. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming

	For the Year Ended December 31, 2008
(in thousands)	E & P	G & P	Corporate	Intersegment Eliminations	Total
Revenues	$1,213	$1,151	$—	$—	$2,364
Operating expenses	(1230)	(376)	—	—	(1606)
Asset impairment charge	(4348)	(894)	—	—	(5242)
Exploration expense	(12)	(5)	—	—	(17)
Depreciation, depletion, amortization and accretion	(515)	(280)	(186)	—	(981)
General and administrative	(329)	(196)	(2786)	—	(3311)
Operating loss	(5,221)	(600)	(2,972)	—	(8,793)
Interest and other income	16	—	31	—	47
Interest expense	(69)	488	2,932		3,351
Net loss attributable to common stockholders	$(5,136)	$(1,088)	$(5,873)	$—	$(12,097)
Identifiable assets:		—
Oil and gas properties, net of DD&A	$9,807	—	—	—	$9,807
Property and equipment, net of DD&A	1,821	—	$181	—	2,002
Other non-current assets, net of amortization	46	—	$19	—	65
Expenditures for additions	$1,251	$634	—	—	$1,885

	For the Year Ended December 31, 2007
(in thousands)	E & P	G & P	Corporate	Intersegment Eliminations	Total
Revenues	$1,512	$1,946	$—	$(394)	$3,064
Operating expenses	(2751)	(1826)	—	(394)	(4183)
Asset impairment charge	(4838)	(7530)	—	—	(12368)
Exploration expense	(165)	(1)	—	—	(166)
Depreciation, depletion, amortization and accretion	(2429)	(1766)	(258)	—	(4453)
General and administrative	(142)	68	(5709)	—	(5783)
Operating loss	(8,813)	(9,109)	(5,967)	—	(23,889)
Interest and other income	60	340	1,465	—	1,865
Interest expense	(364)	1,200	7,529		8,365
Net loss attributable to common stockholders	$(8,389)	$(9,969)	$(12,031)	$—	$(30,389)
Identifiable assets:
Oil and gas properties, net of DD&A	$15,952	—	—	—	$15,952
Property and equipment, net of DD&A	1,728	$4,446	$449	—	6,623
Other non-current assets, net of amortization	57	—	$15	—	72
Expenditures for additions	$5,116	$7,484	—	—	$7,653

Note 14—Related Persons Transactions

One of our officers (and director) and three of our directors, in the aggregate, purchased $100,000 and a total of $1.275 million, respectively, of the Notes that were issued in March 2006.  During the year ended December 31, 2008 and 2007, the Company has paid interest of $0 and $10,139 respectively, on these Notes.

Immediately prior to the filing of its Chapter 11 petitions, the Company borrowed $300,000 from PRB Funding.  PRB Funding was formed by three members of the Board of Directors.  The PRB Funding Loan was secured by substantially all of the assets of PRB Energy and PRB Oil.

Note 15—Bankruptcy Filing and Related Subsequent Events

Bankruptcy Filing and Reorganization

On March 5, 2008, PRB Energy and its subsidiaries filed voluntary petitions for relief for each business entity (the “Chapter 11 Bankruptcy”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  PRB Energy continued to operate it business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy

Court and in accordance with the applicable provisions of the Bankruptcy Code.  Due to economic and personnel restraints, PRB Energy was unable to file its annual and quarterly reports with the SEC during in bankruptcy proceedings.

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB’s Modified Second Amended Joint Plan of Reorganization (the “Plan”).  The effective date of the Plan was February 2, 2009 (the “Effective Date”).  PRB Gathering, Inc. remains in Chapter 11 Bankruptcy.  Pursuant to the Plan, all 8,721,994 shares of PRB Energy’s outstanding common stock were cancelled and PRB Energy was required to change its corporate name to Black Raven Energy, Inc.  The Plan provided that we continue as a public company following its emergence from bankruptcy and for the issuance of new common stock of Black Raven (“New Common Stock”) to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.  After the Effective Date of the Plan, we issued the following securities in accordance with the Plan:

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

Effective April 13, 2009, Black Raven, WCOF and the Official Committee of Unsecured Creditors Appointed by the Bankruptcy Court entered into an Agreement Regarding New Equity Raise Under the Modified Second Amended Joint Plan of Reorganization (the “New Equity Agreement”).  The New Equity Agreement modified the obligations of the parties under the Plan and released WCOF from its obligation to raise or guarantee $7.5 million of additional funding for us.  The New Equity Agreement required WCOF to purchase 166,667 of the New Common Stock from us for $3.00 per share within 10 business days of the New Equity Agreement and an additional $3 million of New Common Stock, preferred stock or convertible debt securities from time to time prior to September 10, 2010, at a purchase price of $2.00 per share.  The New Equity Agreement also modified the interest rate under the Amended Debenture and extended the maturity date of the Amended Debenture to December 31, 2011.

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

On September 16, 2009, Black Raven and WCOF entered into a Securities Purchase Agreement for the sale of 750,000 shares of Black Raven common stock to WCOF for an aggregate purchase price of $1,500,000.

Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to obligations that will be settled under a plan of reorganization. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

At December 31, 2008, liabilities subject to compromise consist of the following (in thousands):

Accounts payable	$1,969
Accrued expenses and other current liabilities	796
Convertible debt - unsecured	21,965
Total liabilities subject to compromise	$24,730

Pursuant to the terms of the Plan, the Company issued 1,333,238 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the holders of the Convertible Notes.  The Company issued an additional 161,060 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the other claimants related to accounts payable and accrued expenses and other current liabilities.

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