Form 10-Q
period 2009-09-30
Black Raven Energy, Inc.
filed 2010-01-20
CIK 1299966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  001-32471

BLACK RAVEN ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-0563497
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1125 Seventeenth Street, Suite 2300
Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (303) 308-1330

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of December 31, 2009 was 16,660,965.

Explanatory Note

This Quarterly Report on Form 10-K for the nine months ended September 30, 2009 (the “Quarterly Report”) is being filed by Black Raven Energy, Inc. (the “Company”) in order to become current in its filing obligations under the Securities Act of 1934, as amended.  In addition to this Quarterly Report, the Company simultaneously filed the following delinquent periodic reports with the SEC:

•                  Annual Report on Form 10-K for the year ended December 31, 2007; and

•                  Annual Report on Form 10-K for the year ended December 31, 2008.

This Quarterly Report should be read together and in connection with the other reports filed with the SEC for a comprehensive description of the Company’s current financial condition and operating results.  In the interest of complete and accurate disclosure, the Company has included current information in this Quarterly Report and each of the reports listed above for all material events and developments that have taken place through the date of filing of this Quarterly Report with the Securities and Exchange Commission (the “SEC”).

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,768	$472
Accounts receivable, net	39	81
Inventory	62	43
Prepaid expenses	110	351
Total current assets	1,979	947
Oil and gas properties accounted for under the successful efforts method of accounting:
Proved properties	4,085	4,085
Unproved leaseholds	6,172	6,127
Wells-in-progress	748	721
Total oil and gas properties	11,005	10,933
Less: accumulated depreciation, depletion, amortization and accretion	(1,173)	(1,126)
Net oil and gas properties	9,832	9,807
Gathering and other property and equipment	3,013	2,818
Less: accumulated depreciation, amortization and accretion	(911)	(816)
Net gathering and other property and equipment	2,102	2,002
Other non-current assets:
Deferred debt issuance costs, net	—	360
Other	86	65
Total other non-current assets	86	425
TOTAL ASSETS	$13,999	$13,181

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Balance Sheets (Continued)

(Unaudited)

(In thousands)

	September 30, 2009	December 31, 2008
Liabilities and Stockholders’ Deficit
Liabilities Not Subject to Compromise - Current:
Accounts payable	$196	$917
Accrued expenses and other current liabilities	277	2,325
Current portion of secured notes and debentures	—	14,537
Total current liabilities	473	17,779
Secured notes and debentures, net of current portion and discount	17,888	—
Asset retirement obligation	362	345
Investment in insolvent subsidiary	1,072	1,072
Total liabilities not subject to compromise	19,795	19,196
Liabilities subject to compromise	—	24,730
Total liabilities	19,795	43,926
Commitments and Contingencies
Stockholders’ deficit
Common stock, par value $.001; 40,000,000 shares authorized; 16,660,965 and 8,721,994 issued, respectively, and 16,660,965 and 7,802,094 outstanding, respectively	17	10
Treasury stock, 919,900 shares at cost	—	(1,257)
Additional paid-in-capital	29,427	26,922
Accumulated deficit	(35,240)	(56,420)
Total stockholders’ deficit	(5,796)	(30,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,999	$13,181

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Natural gas sales	$97	$312	$330	$998
Gas gathering and processing	—	356	—	1,026
Other	—	—	—	21
Total revenue	97	668	330	2,045
Operating expenses:
Natural gas production expense	145	278	460	1,007
Gas gathering and processing expense	—	83	—	370
Asset impairment charge	—	763	—	3,201
Exploration expense	—	7	4	17
Depreciation, depletion, amortization and accretion	54	217	197	758
General and administrative	698	430	1,387	1,793
Total operating expenses	897	1,778	2,048	7,146
Operating loss	(800)	(1,110)	(1,718)	(5,101)
Other income (expense):
Interest and other income	9	5	9	16
Interest expense	(439)	(105)	(1,183)	(1,780)
Total other expense	(430)	(100)	(1,174)	(1,764)
Loss before reorganization items and income taxes	(1,230)	(1,210)	(2,892)	(6,865)
Reorganization items:
Gain on reorganization	—	—	24,208	—
Gain (loss) on disposal of assets and other	—	—	(4)	219
Professional fees	(13)	(174)	(133)	(930)
Interest on accumulated cash in bankruptcy	1	4	1	33
Total reorganization items	(12)	(170)	24,072	(678)
Net income (loss) before income taxes	(1,242)	(1,380)	21,180	(7,543)
Income tax provision/benefit	—	—	—	—
Net income (loss) applicable to common stockholders	$(1,242)	$(1,380)	$21,180	$(7,543)
Net income (loss) per common share—basic and diluted	$(0.08)	$(0.16)	$1.46	$(0.86)
Basic and diluted weighted average shares outstanding	15,818,574	8,721,994	14,555,399	8,721,994

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$21,180	$(7,543)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	197	758
Asset impairment charge	—	3,201
Amortization of debt issuance costs	—	196
Amortization of discount on debentures	853	466
Bad debt expense	—	4
Share-based compensation expense	269	(92)
Gain on reorganization	(24,208)	—
Loss (gain) on sale of assets and other	4	(16)
Changes in assets and liabilities:
Accounts receivable	42	758
Inventory	(19)	47
Prepaid expenses	241	73
Other non-current assets	(22)	7
Accounts payable	(721)	1,314
Accrued expenses and other current liabilities	(300)	(294)
Net cash used in operating activities	(2,484)	(1,121)
Cash flows from investing activities
Capital expenditures	(310)	(1,351)
Change in restricted cash	—	1,022
Proceeds from sale of assets	1	898
Net cash (used in) provided by investing activities	(309)	569
Cash flows from financing activities
Proceeds from senior secured debentures	1,500	—
Proceeds from issuance of common stock	3,500	—
Proceeds from loans	—	1,114
Repayment of loans	(911)	—
Net cash provided by financing activities	4,089	1,114
Net increase in cash	1,296	562
Cash—beginning of year	472	833
Cash and cash equivalents—end of year	$1,768	$1,395
Supplemental disclosure of cash flow activity
Cash paid for interest	$427	$492
Supplemental schedule for non-cash activity
Accrued capital expenditures	$3	$306
Conversion of interest to debt	$546	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RAVEN ENERGY, INC. (formerly known as PRB ENERGY, INC.)

Notes to Consolidated Financial Statements

September 30, 2009

(Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

On March 5, 2008, PRB Energy, Inc. (“PRB Energy”) and its subsidiaries filed voluntary petitions for relief for each business entity (“the Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  PRB Energy continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Effective April 28, 2008, trading of PRB Energy’s common stock on the American Stock Exchange was suspended and PRB Energy’s common stock was delisted from the American Stock Exchange. Due to economic and personnel constraints, PRB Energy was unable to file its annual and quarterly reports with the Securities and Exchange Commission (“SEC”) during its bankruptcy proceedings.

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil and Gas, Inc.’s (“PRB Oil”) Modified Second Amended Joint Plan of Reorganization (the “Plan”).  The effective date of the Plan was February 2, 2009 (the “Effective Date”).  Pursuant to the Plan, all 8,721,994 shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc. (“Black Raven,” “the Company,” “us,” “our” or “we”).  The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven (“New Common Stock”) to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.

We deconsolidated PRB Gathering, Inc. (“PRB Gathering”) during the fourth quarter of 2008. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.  As of the date of this filing, PRB Gathering remains in Chapter 11 Bankruptcy.

We operate as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil in the Rocky Mountain Region of the United States.  During 2008, we also provided gas gathering and compression services for properties we operated and for third-party producers.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of $2.9 million for the nine months ended September 30, 2009.   Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results for interim periods are not necessarily indicative of the results for the entire year.

For the period from March 5, 2008 through the Effective Date, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. We emerged from Chapter 11 Bankruptcy on February 2, 2009. Our Consolidated Financial Statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements for periods subsequent to our Chapter 11 Bankruptcy filings distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in our Chapter 11 Bankruptcy cases are recorded in reorganization items on our Consolidated Statements of Operations. We determined that we did not meet the requirements to adopt fresh start accounting on the Effective Date of our emergence from Chapter 11 Bankruptcy because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. See Note 3 for further discussion of the Plan and the applicability of fresh start accounting.

Summary of Significant Accounting Policies

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

Cash and cash equivalents - We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Income Taxes - We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years.  In evaluating the ability to realize net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income. The Company has recognized, before the valuation allowance, a net deferred tax asset attributable to the net operating losses for the nine months and year ended September 30, 2009 and December 31, 2008, respectively.  FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized.  As a result of this analysis, the Company has recorded a full valuation allowance against its net deferred tax asset.

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

Property, Equipment - Gas Gathering and Other — During 2009, gathering assets, including compressor sites and pipelines, were recorded at cost and depreciated using the straight line method over 10 years.  Other property and equipment, such as office furniture, computer and related software and equipment, automobiles and leasehold improvements are recorded at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or underlying leases, in respect to leasehold improvements, ranging from three to ten years.

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

Impairment of Long-Lived Assets - In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”),  the Company groups assets at the field level and periodically reviews the carrying value of its property and equipment to test whenever current events or circumstances indicate that such carrying value may not be recoverable.  If the tests indicate that the carrying value of the asset is greater than the estimated future undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized.  Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

Discount of Debt — The Company recorded a $1.4 million discount on its Amended and Restated Senior Secured Debenture (the “Amended Debenuture”) in the first quarter of 2009.  The remaining discount on the Amended Debenture at September 30, 2009 of $562,000 is being amortized using the retrospective interest method over the term of the debt, and is included in the balance of the Amended Debenture at September 30, 2009.

Net Loss Per Share - We account for earnings (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Under ASC Topic 260, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants and in-the-money outstanding stock options to purchase the Company’s common stock for the period ended September 30, 2009. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants, in-the-money outstanding stock options to purchase the Company’s common stock, shares into which our Senior

Subordinated Notes were convertible and restricted stock as of September 30, 2008.  Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.  For the periods ended September 30, 2009 and 2008, there were no potentially dilutive securities outstanding whose effect would be dilutive to the Company’s earnings per share calculation.

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	For the nine months ended
	September 30,
	2009	2008
Warrants	1,494,298	375,000
Options	1,232,500	823,500
Convertible subordinated notes	—	3,137,857
Restricted stock	—	120,000
Total potentially dilutive shares excluded	2,726,798	4,456,357

Subsequent to September 30, 2009, the Company did not issue any dilutive securities which would have increased the number of potentially dilutive shares.  Pursuant to the Plan, all stock, warrants, options and convertible subordinated notes outstanding as of September 30, 2008 were cancelled upon our emergence from bankruptcy on February 2, 2009.

Comprehensive Income (Loss) - We account for comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which established standards for the reporting and presentation of comprehensive income in our consolidated financial statements.  For the nine months ended September 30, 2009 and 2008, comprehensive loss is equal to net loss as reported in our consolidated statement of operations.

Off-Balance Sheet Arrangements — The Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), or SPEs which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2009, the Company is not involved in any unconsolidated SPE transactions.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, secured notes and debentures are carried at cost.  At September 30, 2009, the fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates carrying value due to the short term nature of these instruments, while estimated fair value of the Company’s debentures are $17.9 million.

Concentrations of credit risk - Revenues from customers which represented 10% or more of our gas sales or gathering fees for the three and nine months ended September 30, 2009 and September 30, 2008, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2009	2008	2009	2008
	(% of total revenue)		(% of total revenue)
A – Exploration and Production	64%	32%	75%	43%
B – Exploration and Production	36%	16%	25%	7%
C – Gathering and Processing	0%	14%	0%	5%
D – Gathering and Processing	0%	38%	0%	40%

Note 2—Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other non-grandfathered accounting literature is considered non-authoritative.  Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations” (“ASC Topic 805”), requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date.  ASC Topic 805 changes the way the Company accounts for acquisitions of oil and gas properties.  Such acquisitions will now be treated as business combinations, which will require transaction costs to be expensed as incurred, may generate gains or losses due to changes between the effective and closing dates of acquisitions, and will require possible recognition of goodwill given differences between the purchase price and fair value of assets received.  ASC Topic 805 further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.  The new authoritative guidance under ASC Topic 805 became effective for the Company on January 1, 2009, and the impact on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed.  There have not been any significant acquisitions of oil and gas properties since adoption of ASC Topic 805.

New authoritative accounting guidance under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”), established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity along with any changes in the parent’s ownership interest.  The new authoritative guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), requires the Company to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the statement of financial position.  The new authoritative guidance under ASC Topic 825 became effective for the Company on April 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 requires companies to disclose the date through which such company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued.  The new authoritative guidance under ASC Topic 855 became effective for the Company on April 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009.  Early adoption is not permitted.  The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position, and cash flows.

Note 3—Emergence from Chapter 11 Bankruptcy

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

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil ‘s Modified Second Amended Joint Plan of Reorganization.  The effective date of the Plan was February 2, 2009.  PRB Gathering remains in Chapter 11 Bankruptcy .  Pursuant to the Plan, all 8,721,994 issued shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc.  The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.  After the Effective Date of the Plan, we issued the following securities in accordance with the Plan:

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

The warrants are in the process of being distributed.

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, entered into a Limited Waiver, Consent, and Modification Agreement (the “Modification Agreement”) with WCOF.  Under the Modification Agreement, we issued an Amended and Restated Senior Secured Debenture (the “Amended Debenture”), payable to WCOF in the amount of $18,450,000.  The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006.  Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010.  See below for discussion of the second amendment.  The Amended Debenture initially accrued interest at 10% per annum payable quarterly.

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

On September 16, 2009, we entered into a Securities Purchase Agreement with WCOF for the sale of 750,000 shares of Black Raven common stock to WCOF for an aggregate purchase price of $1,500,000.

On November 9, 2009, the amended and restated debenture for $18.45 million was amended to $18.5 million in lieu of paying $50,000 in interest to WCOF.

At the Effective Date, we did not meet the requirements under ASC Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are:

•    the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims; and

•    the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50% of the voting shares upon emergence.

We refer to these requirements as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined in the glossary of ASC Topic 852 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.”

As of the Effective Date, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims.   The Company recognized a gain on reorganization of $24.2 million upon emergence from bankruptcy.

Note 4—Asset Retirement Obligations

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

A reconciliation of the Company’s asset retirement obligations is as follows:

	For the
	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Asset retirement obligations, beginning of period	$345	$2,876
Sale of assets	—	(2,412)
Accretion expense	17	119
Revision to estimated cash flows	—	—
Asset retirement obligations, end of period	$362	$583

Note 5—Borrowings

As of September 30, 2009, our borrowings consisted of the following:

September 30,
2009
(in thousands)
Amended senior secured debentures	$18,450
Notes payable	—
Total borrowings (not subject to compromise)	18,450
Less current portion	—
Total borrowings (not subject to compromise), net of current portion	$18,450

Amended and Restated Senior Secured Debentures

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, entered into a Modification Agreement with WCOF.  Under the Modification Agreement, we issued the Amended Debenture, payable to WCOF in the amount of $18,450,000.  The Amended

Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006.  Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest are due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010.  The Amended Debenture accrues interest at 10% per annum payable quarterly.

Effective April 13, 2009, Black Raven, WCOF and the Official Committee of Unsecured Creditors Appointed by the Bankruptcy Court entered into the New Equity Agreement.  Among other things, the New Equity Agreement modified the interest rate under the Amended Debenture to 2.5% per annum until certain capital raising conditions are met and extended the maturity date for all principal payments to December 31, 2011.

As the stated rate at which the Company currently pays interest is not a prevailing rate at which the Company could obtain third party financing, the Company has calculated and recorded its obligation under its Amended Debenture at a discount in the accompanying balance sheet as of September 30, 2009.  Due to the variable nature of the interest to be paid under the Amended Debenture, the Company uses the retrospective method to amortize its discount and impute interest on the Amended Debenture.  For the three and nine month periods ended September 30, 2009, the Company has recorded $320,000 and $853,000 of interest expense related to the amortization of the discount on its Amended Debenture, respectively.

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

Post-petition Debtor in Possession Financing

In April 2008, the Company obtained court approval of post-petition Debtor-in-Possession Financing (“DIP Loan”) from PRB Funding in the amount of $275,000.  The PRB Funding DIP Loan bears interest at 13% per annum, with all unpaid principal and accrued interest due upon the earlier of March 1, 2009 or the confirmation of the Plan.

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

Note 6—Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income or loss for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current and prior years.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

The provision for income taxes for the nine months ended September 30, 2009 and 2008 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income because of state income taxes and the Company’s valuation allowance.  The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008, before the valuation allowance, was 38.01 % and 36.06%, respectively.

In assessing the need for a valuation allowance on the Company’s deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on this assessment, the Company has recorded a full valuation allowance against its net deferred tax asset as of September 30, 2009. The Company’s evaluation of the amount of the deferred tax asset considered more likely than not to be realizable will likely change in future periods as estimates of future income change due to changes in expected future oil and gas prices and other factors, and these changes could be material.

The Company accounts for its uncertain tax positions in accordance with the provisions of the ASC Topic 740, Income Taxes. During the nine months ended September 30, 2009, there was no change to the Company’s liability for uncertain tax positions.

Note 7—Equity Compensation Plan

On June 3, 2009, the Board adopted the Black Raven Energy, Inc. Equity Compensation Plan under which we may grant nonqualified stock options, stock appreciation rights, stock awards or other equity-based awards to certain of our employees, consultants, advisors and non-employee directors.  The Board initially reserved 3,791,666 shares of common stock for issuance under the Equity Compensation Plan.

On July 1, 2009 the Company issued 1,060,000 stock options to employees of the Company under the Equity Compensation Plan.  The options have an exercise price of $2.00 per share for a total fair value of $1.1 million and vest ratably over three years.  The Company issued the same employees an additional 172,500 stock options on September 16, 2009, which vested immediately.  The options have an exercise price of $2.00 per share, and a total fair value of $178,000.  The Company recorded equity compensation expense during the third quarter of 2009 totaling $269,000.

Note 8 —Subsequent Events

On January 10, 2010 WCOF agreed to extend the due date for all principal payments in connection with the Company’s Amended and Restated Senior Secured Debentures to June 30, 2013 subject to the Company raising $25,000,000 in new equity by February 10, 2010.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements.  The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “will,” and similar expressions are intended to identify forward-looking statements.

Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances.  These statements are subject to a number of known and unknown risks and uncertainties which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements.  These risks are described in the “Risk Factors” section of our 2008 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of $2.9 million for the nine months ended September 30, 2009.   Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

You should read the following discussion in conjunction with the consolidated financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2008.

General Overview and Significant Transactions

Black Raven, formerly known as PRB Energy, Inc., currently operates as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil in the Rocky Mountain Region of the United States.  During 2008, we also provided gas gathering and compression services for properties we operated and for third-party producers. On February 2, 2009, in connection with our emergence from bankruptcy, PRB Energy changed its corporate name to Black Raven Energy, Inc.

Emergence from Bankruptcy

On January 16, 2009, the United States Bankruptcy Court for the District of Colorado entered an order confirming the Company’s Modified Second Amended Joint Plan of Reorganization (the “Plan”).  The effective date of the Plan was February 2, 2009.  Pursuant to the Plan, all 8,721,994 issued shares of PRB Energy’s common stock were cancelled. The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants, with such new common stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.  PRB Gathering., a wholly owned subsidiary, remains in Chapter 11 Bankruptcy as of September 30, 2009.  The summary of the Plan is qualified in its entirety by reference to the full text of the Plan filed with the SEC on January 16, 2009 as Exhibit 99.1 to our Current Report on Form 8-K.

Common Stock and Warrants Issued

Upon emergence from bankruptcy, we issued the following securities in accordance with the Plan:

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

The warrants are in the process of being distributed.

Effective April 13, 2009, Black Raven, WCOF and the Official Committee of Unsecured Creditors Appointed by the Bankruptcy Court entered into an Agreement Regarding New Equity Raise Under the Modified Second Amended Joint Plan of Reorganization (the “New Equity Agreement”).  The New Equity Agreement modified the obligations of the parties under the Plan and required WCOF to purchase 166,667 shares of the new common stock from us for $3.00 per share within 10 business days of the New Equity Agreement and an additional $3 million of new common stock, preferred stock or convertible debt securities from time to time prior to September 10, 2010, at a purchase price of $2.00 per share.

On April 23, 2009, we entered into a Securities Purchase Agreement with WCOF relating to the sale of 166,667 shares of our common stock for an aggregate purchase price of $500,000.  On July 9, 2009, we sold 500,000 shares of our common stock to WCOF for an aggregate purchase price of $1 million.  On August 27, 2009, we sold 250,000 shares of our common stock to WCOF for an aggregate purchase price of $500,000.  Additionally, on September 16, 2009, we sold 750,000 shares of Black Raven common stock to WCOF for an aggregate purchase price of $1,500,000.

Amended Debenture

On February 2, 2009, in connection with the consummation of the Plan, we entered into a Limited Waiver, Consent, and Modification Agreement (the “Modification Agreement”) with WCOF.  Under the Modification Agreement, we issued an Amended and Restated Senior Secured Debenture (the “Amended Debenture”), payable to WCOF in the amount of $18,450,000.  The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006.  Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010, The Amended Debenture initially accrued interest at 10% per annum payable quarterly.  Under the New Equity Agreement discussed above,  the applicable interest rate was modified to 2.5% until certain capital raising conditions are met and the maturity date for all principal payments was extended to December 31, 2011.  On January 10, 2010, the maturity date for all principal payments under the Amended Debenture was extended to June 30, 2013, subject to the Company raising $25 million in new equity by February 10, 2010.

Board of Directors Appointments

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

Equity Compensation Plan

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

On July 1, 2009 the Company issued 1,060,000 stock options to employees of the Company under the Equity Compensation Plan.  The options have an exercise price of $2.00 per share for a total fair value of $1.1 million and vest ratably over three years.  The Company issued the same employees an additional 172,500 stock options on September 16, 2009, which vested immediately.  The options have an exercise price of $2.00 per share, and a total fair value of $179,000.  The Company recorded equity compensation expense during the third quarter of 2009 totaling $269,000.

Results of Operations

Three Months Ended September 30, 2009 (unaudited) Compared to the Three Months Ended September 30, 2008 (unaudited)

The financial information with respect to the three months ended September 30, 2009 and 2008, respectively, which is discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Three months		Increase/	Percentage
	Ended September 30,		Decrease	Change
	2009	2008	2009 vs 2008	2009 vs 2008
	(in thousands)
Revenue
Natural gas sales	$97	$312	$(215)	-68.9%
Gas gathering and processing	—	356	(356)	-100.0%
Other	—	—	—
Total revenue	97	668	(571)	-85.5%
Operating expenses
Natural gas production expense	145	278	(133)	-47.8%
Gas gathering and processing expense	—	83	(83)	-100.0%
Impairment expense	—	763	(763)	-100.0%
Exploration expense	—	7	(7)	-100.0%
DD&A	54	217	(163)	-75.1%
G&A	698	430	268	62.3%
Total expenses	897	1,778	(881)	-49.6%
Operating loss	(800)	(1,110)	310	27.9%
Interest and other income	9	5	4	80.0%
Interest expense	(439)	(105)	334	318.1%
Reorganization items	(12)	(170)	(158)	-92.9%
Gain on reorganization	—	—	—
Net loss	$(1,242)	$(1,380)	$138	10.0%

Revenues

Natural gas sales for the third quarter of 2009 were 68.9% less in comparison to 2008 due to a combination of unfavorable price and volume variances.   The average sales price during the third quarter of 2009 was $4.02 per Mcf lower than the average sales price for the third quarter of 2008 ($2.51 for 2009 compared to $6.53 for 2008) resulting in a revenue decline of $158,000. Sales volumes were also lower for the third quarter of 2009 by 8,777 Mcf causing a revenue decline of $57,000 compared to the third quarter of 2008, based on third quarter average pricing. There was no gas gathering revenue for the nine month period, as the Company deconsolidated its gathering operations as of November 1, 2008.  Gas gathering revenues were $356,000 for the third quarter of 2008.

Natural Gas Lease Operating Expenses

Natural gas lease operating expenses in the third quarter of 2009 decreased $133,000, or 47.8%, from the third quarter of 2008 as a result of the reduced production volumes, as discussed above.  In addition, production taxes for the third quarter of 2009 were $9,300 compared to $22,000 for the third quarter of 2008, a decline of $12,700, or 57.7%, due to the decline in both production volumes and average price for the third quarter of 2009.

Gas Gathering and Processing Operations Expenses

Gas gathering and processing operations were $83,000 in the third quarter of 2008, and, as previously discussed, the Company did not conduct gas gathering and processing operations in 2009.

Impairment Expenses

During the third quarter of 2008, the Company recorded expenses totaling $763,000 related to expired leases on our unproved properties.  There were no impairment expenses during the third quarter of 2009.

Depreciation, Depletion, Amortization and Impairments (“DD&A”)

DD&A expense for the third quarter of 2009 decreased $163,000, or 75.1%, compared to the third quarter of 2008 resulting from the elimination of gathering assets as of November 1, 2008 and the impairment of oil and gas properties.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the third quarter of 2009 increased by $268,000, or 62.3%, over the third quarter of 2008. This increase was due primarily to the stock compensation expense of $269,000 in the third quarter of 2009.  In addition, for the third quarter of 2009, there was an increase in payroll and payroll related benefits of $133,000 compared to the third quarter of 2008, offset by a decrease of $154,000 in the third quarter of 2009 of accounting and legal fees compared to the third quarter of 2008.

Interest Expense

Interest expense for the third quarter of 2009 increased $334,000, or 318.1% over the third quarter of 2008.  Interest for 2009 was attributable to the senior secured debentures.  In the third quarter of 2009, the Company recorded amortization of the $1.4 million discount on the Amended Debentures, which totaled $320,000 as interest expense. In the third quarter of 2008 interest expense was comprised of interest on three “Debtor-in-Possession” loans and interest on the capital lease from the gathering company.

Nine Months Ended September 30, 2009 (unaudited) Compared to the Nine Months Ended September 30, 2008 (unaudited)

The financial information with respect to the nine months ended September 30, 2009 and 2008, respectively,  which is discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Nine Months Ended		Increase/	Percentage
	September 30,		Decrease	Change
	2009	2008	2009 vs 2008	2009 vs 2008
	(in thousands)
Revenue
Natural gas sales	$330	$998	$(668)	-66.9%
Gas gathering and processing	—	1,026	(1,026)	-100.0%
Other	—	21	(21)	-100.0%
Total revenue	330	2,045	(1,715)	-83.9%
Operating expenses
Natural gas production expense	460	1,007	(547)	-54.3%
Gas gathering and processing expense	—	370	(370)	-100.0%
Abandoned lease expense	—	3,201	(3,201)	-100.0%
Exploration expense	4	17	(13)	-76.5%
DD&A	197	758	(561)	-74.0%
G&A	1,387	1,793	(406)	-22.6%
Total expenses	2,048	7,146	(5,098)	-71.3%
Operating loss	(1,718)	(5,101)	3,383	66.3%
Interest and other income	9	16	(7)	-43.8%
Interest expense	(1,183)	(1,780)	(597)	-33.5%
Reorganization items	(136)	(678)	(542)	-79.9%
Gain on reorganization	24,208	—	24,208
Net loss	$21,180	$(7,543)	$28,723	380.8%

Revenues

Total revenues decreased $668,000, or 66.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.   The average sales price for the nine months ended September 30, 2009 was $3.76 per Mcf lower than the average sales price for the nine months ended September 30, 2008 ($2.86 for 2009 compared to $6.62 for 2008) resulting in a revenue decline of $435,000. Sales volumes were also lower for the nine months ended September 30, 2009 by 35,291 Mcf causing a revenue decline of $233,000 compared to the nine months ended September 30, 2008, based on average pricing for the nine months.  Other revenue declined $21,000 due to the discontinuance of storage lease revenues recorded in the nine months ended September 30, 2008.  There was no gas gathering revenue for the nine month period, as the Company deconsolidated its gathering operations as of November 1, 2008.  Gas gathering revenues were $1,026,000 for the nine months ended September 30, 2008.

Natural Gas Lease Operating Expenses

Natural gas lease operating expenses for the nine months ended September 30, 2009 decreased $547,000, or 54.3%, over the nine months ended September 30, 2008, as a result of the lower production volumes, as discussed above.  Additionally, the Company’s Wyoming properties were sold over the course of 2008.  As a consequence of that sale of assets, bonding and insurance costs were also reduced. Production taxes for the nine months ended September 30, 2009 were $31,000 compared to $116,000 for the nine months ended September 31, 2008, a decrease of $85,000.

Gas Gathering and Processing Operations Expenses

Gas gathering and processing operations expenses decreased $370,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the deconsolidation of the Company’s gathering operations as of November 1, 2008.

Depreciation, depletion, amortization and impairments (“DD&A”)

DD&A expense for the nine months ended September 30, 2009 decreased $561,000, or 74.0% compared to the nine months ended September 30, 2008 as a result of both property sales and the deconsolidation of the Company’s gathering assets.

General and Administrative Expenses

General and administrative expenses decreased for the nine months ended September 30, 2009 by $406,000, or 22.6%, compared to the nine months ended September 30, 2008 primarily due to payroll expenses, which declined $640,000.  Payroll expenses declined from $1.1 million for the nine months ended September 30, 2008 to $458,000 for the nine months ended September 30, 2009 due to salary cuts and a reduction in staff.  Fees paid to the board of directors for the nine months ended September 30, 2009 were zero, compared to $155,000 for the nine months ended September 30, 2008.  These decreases were partially offset by an increase in the Company’s stock compensation expense, totaling $269,000 for the nine months ended September 30, 2009.

Interest and Other Income and Expense

Interest expense for the nine months ending September 30, 2009 decreased $597,000 compared to the nine months ended September 30, 2008 due to the elimination of the interest on our pre-petition liabilities that were discharged pursuant to the Plan. This was offset by $853,000 of interest expense recorded during the nine months ending September 30, 2009 related to the amortization of the discount on the Amended Debenture.

Liquidity and Capital Resources

At September 30, 2009, cash and cash equivalents totaled approximately $1.8 million and working capital was approximately $1.5 million. The significant increase in working capital from the prior year is primarily due to the classification of $18.5 million of our Amended Debenture as a long-term liability at September 30, 2009. The Amended Debenture was previously classified as a current liability as of December 31, 2008. In addition, during the nine months ended September 30, 2009, we raised approximately $1.5 million in proceeds through the issuance of additional secured Debentures and $3.5 million through the issuance and sale of common stock to WCOF in connection with our emergence from bankruptcy.

As noted in our risk factors (See Item 1A of our 2008 Annual Report on Form 10-K), cash and cash equivalents on hand and internally generated cash flows will require augmentation from future bank financings, asset sales, or other equity or debt financing to fund our debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures. The amount and allocation of future capital and exploitation expenditures will depend upon a number of factors including the number and size of acquisitions and drilling opportunities, our cash flows from operating and financing activities and our ability to assimilate acquisitions. Also, the impact of oil and gas market prices on investment opportunities, the availability of capital and borrowing facilities and the success of our exploitation and development activities, particularly in Colorado, could lead to changes in funding requirements for future development. If we fail to secure financing for the future development, we may pursue other financial arrangements through joint venture partners, farm-out agreements or the sale of assets.  We intend to seek equity and debt financing in the future and we are currently exploring opportunities to raise capital, including private placement of common stock.  We may not be able to obtain financing on acceptable terms or at all.

Cash Flow Used in Operating Activities

During the nine months ended September 30, 2009, our net income of $21.2 million included non-cash charges of $197,000 of DD&A expense, non-cash amortization of our discount on the Amended Debenture of $853,000 and a non-cash gain on reorganization of $24.2 million due to our emergence from Chapter 11 Bankruptcy. Cash used in operating activities of $2.5 million during the nine months ended

September 30, 2009 was approximately $1.4 million more than the same period of 2008. The increase was mainly attributable to decreases in accounts payable and accrued expenses after our emergence from Chapter 11 Bankruptcy.

Cash Flow Used in Investing Activities

Cash used in investing activities was $309,000 during the nine months ended September 30, 2009, representing a $878,000 increase compared to the nine months ended September 30, 2008.  Cash provided by investing activities was $569,000 in the nine months ended September 30, 2008 due to the availability of $1.0 million of cash that had previously been restricted in 2006, as well as proceeds from the sale of assets totaling $898,000 in 2008.  Cash used for capital expenditures totaled $1.4 million in the nine months ended September 30, 2008 compared to $310,000 in the nine months ended September 30, 2009.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $4.1 million for the nine months ended September 30, 2009, or an increase of $3.0 million from the nine months ended September 30, 2008.  During the first three quarters of 2009, we raised $1.5 million from the issuance of additional debentures, and the Company sold 1,666,667 shares of common stock to WCOF for total proceeds of $3.5 million.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet financing arrangements as of September 30, 2009.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 and to the footnote disclosures included in Part I, Item 1 of this Quarterly Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2009 due to lack of capital resources and internal and accounting personnel.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On March 5, 2008, PRB Energy and its subsidiaries filed voluntary petitions for relief for each business entity under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado.  On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil’s Modified Second Amended Joint Plan of Reorganization.  On February 2, 2009, PRB Energy and PRB Oil emerged from bankruptcy and PRB Energy changed its name to Black Raven Energy, Inc.  As of the date of filing of this Quarterly Report, PRB Gathering remains in Chapter 11 Bankruptcy.

As of the date of filing of this Quarterly Report, we are not currently party to any other material pending litigation.

ITEM 5.    OTHER INFORMATION.

On January 19, 2010, Patrick A. Quinn was appointed as our Acting Chief Financial Officer.  He will serve as the Principal Financial and Accounting Officer of the Company.  Mr. Quinn’s is paid hourly for his services and will be included in the Company’s Equity Compensation Plan.

Mr. Quinn has more than 30 years of accounting experience, including 12 years as the Chief Executive Officer of Quinn & Associates, P.C., which provides accounting, audit, tax and merger and acquisition consulting services to businesses in the real estate, mining and oil and gas industries. Prior to forming Quinn & Associates, he served as the Controller of Hamilton Oil Corporation from 1981 to 1986, the contract CFO of Teton Energy Corporation from 2004 to 2006, and the contract CFO of Intrepid Mining, LLC (predecessor to Intrepid Potash, Inc. (NYSE: IPI)) from 2000 to 2008.  Mr. Quinn holds a Bachelor of Science degree in Accounting from Colorado State University.

Quinn & Associates, P.C. provides outsource accounting, financial and other advisory services to the Company.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors contained in our Annual Report of Form 10K for the year ended December 31, 2008.

ITEM 6.    EXHIBITS.

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

10.1

Securities Purchase Agreement, dated July 9, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.2

Securities Purchase Agreement, dated August 27, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.3

Securities Purchase Agreement, dated September 16, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.6 to our Annual Report on From 10-K for the year ended December 31, 2007)

10.4

Black Raven Energy, Inc. Equity Compensation Plan (the “Equity Compensation Plan”) (incorporated herein by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2007)

31.1 †	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 †	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 †	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Black Raven Energy, Inc.

Date: January 20, 2010	/s/ Thomas E. Riley
Thomas E. Riley
Chief Executive Officer

Date: January 20, 2010	/s/ Patrick A. Quinn
Patrick A. Quinn
Acting Chief Financial Officer