Form 10-K
period 2009-12-31
Black Raven Energy, Inc.
filed 2010-04-05
CIK 1299966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

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

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no public market for the registrant’s common stock.  Therefore, the aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was $0.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No  ☒

As of March 15, 2010, the registrant had 16,658,109 shares of common stock outstanding.

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

Description of Business

Black Raven, formerly known as PRB Energy, Inc. was originally organized as a mid-stream energy company providing gathering and processing services to third party natural gas producers.  During 2005 and 2006, we expanded our operations to include developing and producing natural gas properties along with providing management services as contract operator on jointly owned producing properties.  In 2006, we also expanded our gathering services through acquisition of additional gathering systems in the Recluse, Wyoming area. By the end of 2007 and through 2008, our strategic focus was concentrated on recapitalization pursuits to generate the cash necessary to cover our debt service obligations and infuse additional capital required to realize our growth expectations.

Black Raven is focused on the development of low-risk shallow gas reserves in the Niobrara formation of the eastern D-J Basin.  The Niobrara formation in this part of the D-J Basin is an unconventional tight gas play characterized by a “chalk” formation.  The Company has 178,000 net acres under lease in the play and operates 100% of its acreage position.  The acreage is located in Sedgwick and Phillips Counties in Colorado and in Perkins, Chase and Dundy Counties in Nebraska.

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

Throughout 2007 and into 2008 we operated as two business segments through two wholly-owned subsidiaries, PRB Oil, a gas and oil exploitation and production company (“E&P”) incorporated in Colorado in July 2005, and PRB Gathering, a gathering and processing company (“G&P”) incorporated in Colorado in August 2006. During 2008, we owned and operated the assets listed below through the two subsidiaries.   As discussed below, during the pendency of our Chapter 11 Bankruptcy from March 5, 2008 through February 2, 2009, we sold our Antelope Valley and South Kitty Pipeline, our GAP/Bonepile Gathering System and Coal Bed Methane Fields.  The status of our assets at December 31, 2009 is outlined below.  A more thorough description of the properties is presented in Item 2 of this Annual Report.

Chapter 11 Bankruptcy Filing and Recent Developments

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

Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming. PRB Gathering’s Chapter 11 Bankruptcy case was dismissed by the Bankruptcy Court on February 17, 2010.  As a result, we deconsolidated PRB Gathering, Inc. (“PRB Gathering”) during the fourth quarter of 2008 and our net investment is shown as an investment in insolvent subsidiary in our financial statements.

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

We refer to these requirements as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined in the glossary of the Financial Accounting Standards Board Accounting Standards Codification (“ASC’) Topic 852 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.”

As of the Effective Date, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims.   The Company recognized a gain on reorganization of $24.6 million upon emergence from bankruptcy.

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

Revenues from two customers represented 10% or more of the Company’s sales for the year ended December 31, 2009.  We do not believe that the loss of any one customer would have a significant impact on our financial results.

Environmental Regulation

Currently, the Company operates wells on state and fee land.  These wells and the facility operated by Black Raven are subject to and comply with all state regulations.

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

We have reflected in our consolidated financial statements a reserve for future capital expenditures for remediation costs at the end of the life of the wells.  Refer to “Note 5 — Asset Retirement Obligations” to our consolidated financial statements in Item 8 of this Annual Report.

Employees

As of December 31, 2009, we had six full-time employees.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements for the year ended December 31, 2009 were prepared under the assumption that we will continue to operate as a going concern. The report of our registered independent public accounting firm on our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern. We incurred operating losses of approximately $2.4 million in the year ended December 31, 2009.  Continued operations are dependent on our ability to secure adequate financing and maintain a reasonable level of liquidity such that we can timely pay our obligations when due.

We are currently exploring opportunities to raise capital, including a private placement of our common stock.  There can be no assurances that we will be able to secure this additional financing and, accordingly, our liquidity and ability to execute our business plan and to timely pay our obligations when due could be adversely affected.  Additionally, we may incur operating losses during fiscal year 2010, and in the event that our financial results fall short of our current expectations, we will need to take further actions to reduce operating costs. There can be no assurance that such actions, if taken, will result in cash flows that will be sufficient to meet our ongoing operating needs.

Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot secure additional financing and continue to incur losses, we may be unable to maintain a level of liquidity necessary to continue operating our business.

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

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures.  Therefore, 2-D and 3-D seismic data may not accurately identify the presence of natural gas.

Substantially all of our producing properties are located in the Rocky Mountain region, making us vulnerable to risks associated with operating in one major geographic area.

Our operations are focused on the Rocky Mountain region, which means our producing properties have historically been geographically located in the states of Wyoming, Colorado and Nebraska.  As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these areas caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells in these basins.

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

Our operations are subject to complex laws and regulations, including environmental regulations that may result in substantial costs and other risks.

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

We depend on our chief executive officer, our president and other officers for critical management decisions and industry contacts.

We have a small management team and have employment agreements with our chief executive officer, our president and other executive officers.  We also do not carry key person insurance on their lives.  The loss of the services of our executive officers or our president, through incapacity or otherwise, could have a material adverse effect on our operations and would require us to seek and retain other qualified personnel.

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

In connection with our SEC reports, our management is required to provide a report on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements.  While our management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

Risks Related to our Common Stock

We are a voluntary filer with the SEC and we may cease reporting at any time.

We are not current in our filing obligations with the SEC.  We are currently filing reports with the SEC but we may cease reporting at any time. In that event, the liquidity of our common stock would be severely diminished and our ability to continue our operations could be materially affected.

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

There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for our stockholders to sell their shares.  The market for our stock may be further impacted by our status as a voluntary filer with the SEC.  Such status will restrict our common stock from trading on a security exchange.

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

Description of Properties

D-J Basin-Niobrara Formation

In December 2006, we purchased approximately 385,000 acres and 13 wells in eastern Colorado and western Nebraska, which were drilled to the Niobrara.  The Niobrara formation in this part of the D-J Basin is an unconventional tight gas play characterized by a “chalk” formation.  It is a high porosity/low permeability reservoir, roughly 40 feet thick with widespread structural biogenic gas deposits and extensive faulting.  The Company has 178,000 net acres under lease in the play and operates 100% of its acreage position.  The acreage is located in Sedgwick and Phillips Counties in Colorado and in Perkins, Chase and Dundy Counties in Nebraska.

Modern methods used to evaluate the Niobrara in the eastern D-J Basin are predominately driven by geophysics.  Typically, leads are generated by 2-D seismic or subsurface mapping.  The delineated anomalies are subsequently shot with 3-D seismic mapping effectively identifying gas by amplitude.

In 2007, we drilled twelve wells to the Niobrara.  Eleven wells intercepted a productive section of the Niobrara.  During 2009, the Company continued to operate the existing wells.  No additional wells were drilled and no workovers were conducted.

Powder River Basin  — CBM

GAP and Bonepile Fields - The Company operated coal bed methane properties namely the GAP and Bonepile Fields, which were purchased from Marathon Oil Company in 2006.  Due to low gas prices in 2007, the fields were uneconomic to operate and shut in on December 1, 2007.  While in Chapter 11, these assets were sold to WYTEX Ventures effective May 23, 2008.

Homestead Draw Field - In 2006, the Company obtained approximately a 9.0% non-operated working interest in the Homestead Draw CBM Field in Campbell County, Wyoming.  This field produces from multiple coal beds.  As of December 31, 2009, we continue to hold a working interest position in this property.

Recluse Gathering Systems

In 2006, we made three acquisitions that were combined into our Recluse Gathering System.  The system included two compressor stations, with interconnects with two major transportation lines and 74.5 miles of steel pipelines.  The Recluse Gathering System was formerly an asset of PRB Gathering, Inc. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.

Reserves

In December 2008, the SEC announced that it had approved revisions to oil and gas reporting requirements.  A key revision to the rules pertains to commodity prices.  The economic producibility of reserves and discounted cash flows are now based on a 12-month average commodity price as opposed to a year-end price in estimating reserves.

Additional revisions to the SEC rules provide for the use of new technology to estimate proved reserves.  Additionally, the definition of proved oil and gas reserves had been expanded to include non-traditional resources, which focuses on the marketable product rather than the method of extraction.

Application of the new rules resulted in the use of lower prices at December 31, 2009 than would have resulted under the SEC’s previous methodology.

The Company’s reserves at December 31, 2009 are as follows:

Reserves Category	Natural Gas Reserves
MMcf
PROVED
Developed
North America	1,721
USA	1,721

Undeveloped
North America	7,428
USA	7,428

TOTAL PROVED	9,149

A third party reserve audit was prepared by MHA Petroleum Consultants, Inc. (“MHA”).  MHA provides a wide array of reservoir evaluation services including reserve determinations, prospect evaluations and acquisition and divestiture of properties.  MHA’s typical professional has 20 years of oil and gas experience.  The lead consultant overseeing the Company’s reserve report was Leslie S. O’Connor, the president of MHA.  She has over thirty years working as a petroleum industry consultant.  She holds a degree in geology from Northern Arizona University and attended Colorado School of Mines for graduate studies in petroleum engineering.  MHA was incorporated in 1994.  Due to the size of our Company, Black Raven relies on the reserve audit prepared by MHA for its reserve estimates.

•      MHA was commissioned by the Company to complete a reserve audit subject to the new SEC regulations with an effective date of January 1, 2010.

•      The Company’s complete reserve base is located in Wyoming and Colorado.

•      MHA completed an independent decline curve analysis on the Company’s proved producing wells. This analysis is supplemented by experience in the area with the producing formations.  Production volumes were provided to MHA.  All production volumes could be independently verified through public sources.

•      MHA completed an analysis of the proved non-producing and proved undeveloped reserves using 3D seismic interpretation, volumetric analyses, and local and regional analogies.

•      Additional information provided to MHA included first of the month pricing for 2009 in order to comply with the new SEC regulations, working and revenue interests in each well or property, lease operating expenses, estimated capital costs, and timing for development.

•      MHA’s reserve estimates were assigned on the basis of the Securities and Exchange Commission definitions, effective January 1, 2010.

Proved Undeveloped Reserves

As presented in the chart above, at year end 2009, Black Raven had 7,428 mmcf of proved undeveloped reserves.  At year end 2008, Black Raven had 2,129 mmcf of proved undeveloped reserves.  This increase of 5,299 mmcf was the result of the new SEC Regulations for calculating “proved undeveloped reserves”.  During 2009, the Company conducted no drilling operations in order to increase reserves.

In December 2006, Black Raven became the owner and operator of the properties which hold the “proved undeveloped reserves”.  The “PUD” locations were initially booked in Black Raven’s year end 2007 reserve report.

Gas Sales

The following table summarizes the volumes sold and realized prices from our properties during the years ended December 31, 2009 and December 31, 2008 respectively.  All items listed below are based on gas sales volume (Mcf).  Therefore, these values are net numbers where fuel, lost and unaccounted for gas, and metering variances have been removed prior to the calculation.

	2009	2008

Net annual gas sales (Mcf) (1)	149,297	205,000
Average net daily gas sales (Mcf)	409	562
Average realized price of gas per Mcf sold	$3.08	$5.92
Lease operating expense per Mcf sold	$3.33	$4.34
Production taxes per Mcf sold	$0.31	$0.62
Transportation expense per Mcf sold	$1.78	$0.77

(1)          Net gas sales represent that portion of gas sold that is owned by us and produced to our ownership interest.

Productive Wells

As of December 31, 2009 and December 31, 2008, we had working interests in 63 productive wells (31 wells net) and 59 productive wells (27 wells net) respectively. Productive wells are either producing or capable of producing although shut-in or de-watering.  Gross wells represent the total number of wells in which we have a working interest.  Net wells represent the number of gross wells multiplied by the percentages of the working interests owned by us.  One or more completions in the same bore hole are counted as one well.

Drilling Activity

The Company did not drill any wells in 2009 or 2008.

Acreage

The following table details the gross and net acres of developed and undeveloped properties that we hold. As of December 31, 2009, our properties accounted for the following developed and undeveloped acres:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Wyoming	1,011	94	806	74	1,817	168
Colorado	960	960	101,348	93,581	102,308	94,541
Nebraska	—	—	97,153	84,078	97,153	84,078
Total	1,971	1,054	108,307	177,733	201,278	178,787

Gross represents acres in which we have a working interest.  Net represents our aggregate working interests in the gross acres.

During 2008, expired undeveloped leases in Colorado resulted in an abandonment expense of approximately $3.9 million.

Office Facilities

We currently lease office space for our corporate headquarters at 1125 Seventeenth Street, Denver, Colorado 80202.

ITEM 3.	LEGAL PROCEEDINGS.

On March 5, 2008, PRB Energy and its subsidiaries filed voluntary petitions for relief for each business entity under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado.  On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil’s Modified Second Amended Joint Plan of Reorganization.  On February 2, 2009, PRB Energy and PRB Oil emerged from bankruptcy and PRB Energy changed its name to Black Raven Energy, Inc.  PRB Gathering, Inc.’s Chapter 11 Bankruptcy case was dismissed on February 17, 2010.  See Item 1 “Chapter 11 Bankruptcy Filing” of this Annual Report.

As of the date of filing of this Annual Report, we are not currently party to any material pending litigation.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market of Common Stock

There is no longer an established trading market for the Company’s common stock, as it is not currently traded or quoted on a national securities exchange, the OTC Bulletin Board or the Pink Sheets.

As of December 31, 2009, there were approximately 301 record holders of our common stock.

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

This Management Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming we will continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Overview

Black Raven is focused on the development of low-risk shallow gas reserves in the Niobrara formation of the eastern D-J Basin.  The Niobrara formation in this part of the D-J Basin is an unconventional tight gas play characterized by a “chalk” formation.  The Company has 178,000 net acres under lease in the play and operates 100% of its acreage position.  The acreage is located in Sedgwick and Phillips Counties in Colorado and in Perkins, Chase and Dundy Counties in Nebraska.

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

Results of Operations for the Year Ended December 31, 2009

Summarized Results of Operations

(in thousands)
Natural gas sales	$460
Operating expense	2,862
Operating loss	(2,402)
Other expense	(1,289)
Gain on reorganization	24,568
Other reorganization items	(163)
Net income	$20,714

The following financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this Annual Report. The financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a net loss before reorganization items and income taxes of $3.7 million for the year ended December 31, 2009 and faces significant immediate obligations in excess of its existing sources of liquidity.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See Note 3 of the Financial Statements for a complete discussion of the Company’s reorganization.

Revenue   Our E&P revenues are determined by production from our existing properties and price based on market conditions for trading natural gas product.  These market conditions such as weather, pipeline capacity and natural gas storage may have substantial effect on the revenues generated by our E&P segment.

E&P Production Taxes  Production taxes are determined by the taxing authority.  In 2009, our production taxes were paid primarily to Colorado included ad valorem charged by the counties based on assessed valuation of the properties, and severance and conservation taxes charged by the state.   A nominal amount was paid to Wyoming in connection with our production within the Homestead Draw area.  In 2008, our production taxes were paid primarily to Wyoming including ad valorem charged by the county based on assessed valuation of the properties, and severance and conservation taxes charged by the state.  A nominal amount was paid to Colorado in connection with our production within the D-J basin.

E&P Operating Expense   E&P natural gas lease production expense includes costs associated with operating the natural gas properties.  Such costs include labor related to pumper and direct field supervision, electricity, surface-use agreements, equipment rental, fuel, chemicals, road maintenance, permits, supplies and other relevant well costs incurred to extract the natural gas from the well.

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

Interest Expense   Interest expense primarily includes interest incurred after our emergence from bankruptcy in February 2009 on the Amended Debentures payable to West Coast Opportunity Fund in the amount of $18.5 million.

Asset Impairment Charge   Assets are evaluated for impairment periodically throughout the year.  In 2009, we did not incur any impairment expense.

Exploration Expense   Exploration expense includes the costs of drilling unsuccessful exploratory wells.

Gain on reorganization   The Company recognized a gain on reorganization of $24.6 million upon emergence from bankruptcy.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Through November 1, 2008, we operated as two business segments through two wholly-owned subsidiaries. As of the date of filing of this Annual Report, we only operate our gas exploitation and production business segment.

E&P revenue decreased to $0.5 million in 2009 from $1.21 million in 2008, a decrease of approximately $753,000, or 62%. Natural gas price decreases of an average $2.84 per mcf resulted in a $424,000 decline in revenue.  Volumetric declines resulted in a $329,000 decline in revenue.  G&P revenue declined to $0 in 2009 from $1.1 million in 2008, due to the Recluse Gathering System being turned over to a court appointed receiver.

Selected Operating Expenses.  The following table and the explanations that follow present information about our operating expenses for each of the years ended December 31, 2009 and 2008:

(in thousands)	2009	2008	Increase (Decrease)	Change
Operating costs - E&P	$616	$1,230	$(614)	(50)%
Operating costs - G&P	$—	$376	$(376)	(100)%
Depreciation, depletion and amortization - E&P	$252	$515	$(263)	(51)%
Depreciation, depletion and amortization - G&P	$—	$280	$(280)	(100)%
General and administrative (including bankruptcy expenses)	$2,126	$3,311	$(1,185)	(36)%
Interest expense	$1,303	$3,351	$(2,048)	(61)%

The changes as explained in the preceding table were primarily related to the following items:

Operating costs  The decrease of $0.6 million or 50% was a result of the decrease in operating costs due to the sale of properties in 2008. The Company no longer operates its G&P segment.

Depreciation, depletion and amortization.  The decrease of $0.3 million for E&P depletion resulted mainly from the impairment of the Homestead Draw field in 2008, which reduced our asset base on which depletion was calculated for 2009.  The Company no longer operates its G&P segment.

General and administrative.  The decrease of $1.2 million, or 36%, was a result of reduced personnel costs and general office-related expenses incurred after our bankruptcy filing. General and administrative expenses above include the costs for legal and other professional services incurred during 2009 and 2008 in connection with our Chapter 11 Bankruptcy.

Interest expense.  Interest expense decreased $2.0 million, or 61%, due to the 2.5% interest rate on the Amended Debentures payable to West Coast Opportunity Fund.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Throughout 2007 and through November 1, 2008, we operated as two business segments through two wholly-owned subsidiaries.  During 2009, we continued to operate our gas exploitation and production business segment.

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

With our decision to exit our G&P product line in 2008, we realized significant cost savings within operating costs, depreciation, and general and administrative expenses. The changes as presented in the preceding table were primarily related to the following items:

Operating costs — E&P.  During 2008, the sale of properties, as well as the shutting-in or plugging wells resulted in a decrease of $1.2 million, or 48%, below 2007 operating cost levels.

Operating costs — G&P.  Operating costs for 2008 are through November 1, 2008 in comparison to a full year for 2007, resulting in a decline of $1.4 million or 79%.

Depreciation, depletion and amortization.  The decrease of $1.9 million for E&P depletion mainly resulted from the sale of properties acquired in mid and late 2006.  The decrease of $1.5 million for G&P is also the result of the impairment of gathering assets.

General and administrative.  The decrease of $2.5 million, or 43%, was a result of reduced personnel costs and general office-related expenses incurred after our bankruptcy filing. General and administrative expenses above include the costs for legal and other professional services incurred during 2008 in connection with our Chapter 11 Bankruptcy.

Interest expense.  Interest expense decreased $5.0 million, or 60%, due to the Chapter 11 filing.  No interest expense was accrued or paid on the convertible notes or the senior secured debentures after the declaration of bankruptcy on March 5, 2008.  The interest associated with the compressor capital lease arrangement that was part of the G&P segment was no longer a part of our operations in 2008.  See “Note 10 — Borrowings” to our consolidated financial statements in Item 8 of this Annual Report for additional disclosures related to our financing facilities.

Financial Condition, Liquidity and Capital Resources

The accompanying audited consolidated financial statements for the year ended December 31, 2009 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

At December 31, 2009, cash and cash equivalents totaled $1.1 million. At December 31, 2009, working capital was $0.8 million.  As a result of our operating losses in 2007 and our inability to meet our obligations under the senior subordinated convertible notes and senior secured debentures, we filed for relief under Chapter 11 of the Bankruptcy Code in March 2008. On February 2, 2009, we emerged from bankruptcy.

At December 31, 2008, cash and cash equivalents totaled approximately $0.5 million, and working capital was approximately ($16.8) million. The significant increase in working capital from the prior year is primarily due to the classification of $18.5 million of our Debentures as a long-term liability in accordance with the terms and conditions of our Restated and Amended Debentures.  This obligation was previously classified as a current liability as of December 31, 2008. In addition, during the year ended December 31, 2009, we raised approximately $1.5 million in proceeds through the issuance of additional secured Debentures and $3.5 million through the sale of common stock to WCOF in connection with our emergence from bankruptcy.

Capital Expenditures Substantial capital is required to replace and grow reserves. During 2009, we spent approximately $0.4 million on capital expenditures, compared to $1.9 million in 2008. The significant decrease is due to limited working capital and our Chapter 11 Bankruptcy filing.

Cash Flows from Operations Cash flows used in operations totaled ($3.2) million and ($1.2) million during 2009 and 2008, respectively.  Cash flow from our E&P operations is dependent upon the price of natural gas and our ability to increase production, and manage costs.  Natural gas prices decreased in 2009 compared to 2008 and the Company also experienced volumetric declines. Therefore, we were unable to generate the cash flows from operations necessary to sustain our working capital needs or contribute to our drilling program.

Management’s Plans to Obtain Additional Capital

Our ability to continue as a going concern is dependent on our ability to obtain additional capital.  Cash and cash equivalents on hand, internally generated cash flows, and proceeds from the common stock sales discussed above will require augmentation from asset sales or equity or debt financing to fund our debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures in the future. The amount and allocation of future capital and exploitation expenditures will depend upon several factors including the number and size of acquisitions, drilling opportunities, future cash flows from operating and financing activities, and our ability to assimilate acquisitions. Also, the impact of oil and gas market prices on investment opportunities, the availability of capital and borrowing facilities and the success of our exploitation and development activities, particularly in Colorado, could lead to changes in funding requirements for future development.

The Company is currently exploring opportunities to raise capital, including a private placement of its common stock.   There can be no assurances that the Company will be able to secure this additional financing and, accordingly, the Company’s liquidity and ability to execute its business plan and to timely pay its obligations when due could be adversely affected.  If we fail to secure equity financing for future development in a private placement of our common stock, we will pursue other financing options through debt arrangements, joint venture partners, farm-out agreements or the sale of assets.  We may be unable to raise additional capital in a timely manner, on acceptable terms or at all.

Off-Balance Sheet Arrangements As of December 31, 2009, the Company has no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas.  Our discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements.  The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in business conditions or unexpected circumstances.  Policies we believe are critical to understanding our business operations and results of operations are detailed below.  For additional information on our significant accounting policies refer to Note 2 — Summary of Significant Accounting Policies, Note 5 — Asset Retirement Obligations, and Note 11 — Disclosures about Oil and Gas Producing Activities in our consolidated financial statements included in Item 8 of this Annual Report.

Oil and gas reserve quantities.  Estimated reserve quantities and the related estimates of future net cash flows are critical estimates for an exploration and production company because they affect the perceived value of our Company, are used in comparative financial analysis ratios and are used as the basis for the most significant accounting estimates in our financial statements.  The significant accounting estimates primarily include the periodic calculations of depletion, depreciation, and impairment of our proved oil and gas properties.  Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality, and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced as of the end of that period.  Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculations required by FASB ASC Topic 932 requires a ten percent discount rate to be applied.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established producing oil and gas properties, we make a considerable effort in estimating our reserves, including using independent reserve engineering consultants.  We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change.  We evaluate and estimate our oil and gas reserves for impairment at December 31each year, unless factors would indicate to us to evaluate our reserves more frequently.  For purposes of depletion, depreciation, and impairment, reserve quantities are adjusted at all interim periods for the estimated impact of additions and dispositions.  Changes in depletion, depreciation, or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates change.

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

Revenue recognition.  We derive our revenue primarily from the sale of produced natural gas.  We report revenue as the gross amounts we receive before taking into account production taxes and transportation costs.  Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to a purchaser.  At the end of each month we make estimates of the amount of production delivered to the purchaser and the price we will receive.  We use our knowledge of our properties, their historical performance, local spot market prices, and other factors as the basis for these estimates.  Variances between our estimates and the actual amounts received are recorded in the month payment is received.   Historical differences have not been significant.

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

Income taxes.  We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”).  This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carry-forwards and carry-backs.  Adjustments related to differences between the estimates we used and actual amounts we report are recorded in the periods in which we file our income tax returns.  These adjustments and changes in our estimates of asset recovery and liability settlement could have an impact on our results of operations.

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

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance that the objectives of the control system are met.  Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)   Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Biographical information, including principal occupation and business experience during the last five years, of each member of our Board as of March 15, 2010 is set forth below.

Directors

Thomas E. Riley, age 57, joined us as Chairman and Chief Executive Officer in July 2009.  Prior to joining Black Raven, he spent the prior thirteen years growing Petroleum Development Corp. (PDC) (NASDAQ: PETD). Tom joined PDC in 1996 through a merger with his company Riley Natural Gas Co., and became its President in 2004. Tom founded and managed Riley Natural Gas Co. and RNG Service Co. for ten years prior to joining PDC. In addition, he spent six years at Consolidated Natural Gas Co. and seven years at Berea Oil & Gas Co. Tom holds a Petroleum Engineering degree from West Virginia University. We believe that Mr. Riley’s financial and business expertise, including a diversified background of managing and directing oil and gas companies, gives him the qualifications and skills to serve as a director.

Gus J. Blass III, age 57, joined the Board in June 2006.  He has been a General Partner of Capital Properties LLC since 1981. Capital Properties owns and manages over one million square feet of warehouse space in the Little Rock, Arkansas area and invests in public and private companies. Mr. Blass currently serves on the Board of Directors at Bancorp South, Cajuns Wharf Corporation and NutraCheck, Inc.  Mr. Blass has a Bachelor of Science Degree in Finance and Banking from the University of Arkansas.  We believe that Mr. Blass’s financial and business expertise, including a diversified background of managing and directing public and private companies with substantial real property and serving on other boards of directors, gives him the qualifications and skills to serve as a director.

Daniel R. Frederickson, age 63, joined the Board in July 2009.  He was the President of Kinko’s Inc from 1986 to 1997.  He is active in real estate ventures and serves on the Board of Directors for Culligan Water Co. Inc and Cydcor Inc.  He holds a Bachelor of Science degree in Music from Central Missouri University and proudly served in Vietnam with the U.S. Marine Corps.  We believe that Mr. Frederickson’s financial, business and real property expertise in managing and directing several public companies and real estate ventures, gives him the qualifications and skills to serve as a director.

William F. Hayworth, age 55, joined us as President, Chief Operating Officer and Director in June 2004.  He served as Chief Executive Officer from January 31, 2008 to July 8, 2009.  He currently serves as our President.  From 2002 to 2004, he served as a consultant through his wholly-owned company, BAM Energy, Inc., to various energy companies acting as project manager and evaluation specialist for coal-bed methane pilot projects in Kansas, Wyoming, western Colorado and Utah.  From 1997 to 2002, he was Vice President-Operations for Intoil, Inc. in Denver. His responsibilities included management and coordination of the company’s drilling and production activities as well as the design and construction of gathering facilities.  Prior to 1997, he was employed by Unit Corporation in Houston, Texas and was the Engineering/Operations Manager for Patrick Petroleum in Houston, Texas and Jackson, Michigan.  In addition to his responsibilities for supervision of technical staff and field personnel, Mr. Hayworth evaluated potential acquisitions and divestitures for Patrick Petroleum.  He also spent 12 years with Phillips Petroleum where he held various reservoir drilling and production engineering positions in the United Kingdom, Norway, Texas and Oklahoma.  Mr. Hayworth holds a Bachelor of Science degree in Chemical Engineering from the University of Michigan.  He is a member of the American Association of Drilling Engineers, the Rocky Mountain Association of Geologists, the International Association of Drilling Contractors, the Society of Petroleum Engineers and the Energy Finance Group.  We believe that Mr. Hayworth’s financial and business expertise, including a diversified background of in the oil and gas industry, gives him the qualifications and skills to serve as a director.

Atticus Lowe, age 29, is the Chief Investment Officer and a Principal of Black Raven’s largest shareholder, West Coast Asset Management, Inc., a Registered Investment Advisor. In addition to his extensive investment experience, Atticus has experience in the energy industry as a founder and principal of Black Sable Energy, LLC. Atticus is a Co-Author of The Entrepreneurial Investor (Published by John Wiley & Sons) and has been a featured speaker at the Value Investing Congress. He is a CFA Charterholder and holds a Bachelor of Arts degree in Economics and Business from Westmont College.  We believe that Mr. Lowe’s financial, investment and business expertise, including his work in the energy industry, gives him the qualifications and skills to serve as a director.

Audit Committee

As of December 31, 2009, the Board had an Audit Committee and its members were Atticus Lowe (Chairman), Gus Blass and Dan Frederickson.  Gus Blass and Dan Frederickson satisfied the independence standards specified in Rule 10A-3(b)(1) of the Exchange Act.  Each member of the Audit Committee was financially literate and was able to read and understand fundamental financial statements, including the balance sheet, income statement and statement of cash flows.  The Board has determined that Atticus Lowe qualified as an audit committee financial expert as defined in the Exchange Act. The Audit Committee operated pursuant to a written charter.  As enumerated in the charter, the Audit Committee makes recommendations concerning the engagement of independent public accountants and reviews our quarterly and annual financial statements with the independent public accountants. The Audit Committee also reviews with the independent accountants the plans and results of the audit engagement, the range of audit and non-audit fees, and the integrity, adequacy and effectiveness of our disclosure controls and internal control over financial reporting. The Audit Committee oversees and periodically confirms the independence of our independent accountants pre-approves services performed by our independent accountants and reviews the results of the audit and the independent accountant’s report for each fiscal year with management and with the independent accountants.  The Audit Committee also reviews all proposed transactions between us and persons that are considered related parties.

Stockholder Procedures to Nominate Directors

There were no material changes to stockholder procedures for nomination of directors during the year ended December 31, 2009.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2009.

Name	Age	Positions
William F. Hayworth	55	President and Director

Thomas E. Riley	57	Chairman and Chief Executive Officer

Patrick A. Quinn	56	Chief Financial Officer

The principal occupation of each executive officer of the Company as of December 31, 2009, for at least the past five years, is as follows:

William F. Hayworth   President and Chief Operating Officer. More detailed information regarding Mr. Hayworth’s business experience is set forth under “Directors.”  Mr. Hayworth became the Chief Executive Officer on January 31, 2008 and resigned July 7, 2009.

Thomas E. Riley  Chairman and Chief Executive Officer.  More detailed information regarding Mr. Riley’s business experience is set forth under “Directors.”  Mr. Reilly became the Chief Executive Officer on July 8, 2009.

Patrick A. Quinn, age 56, was appointed as contract Chief Financial Officer for the Company on an interim basis as of January 10, 2010. Mr. Quinn brings more than 30 years of accounting experience to Black Raven, including 20 years as the President of Quinn & Associates, P.C., which provides accounting, audit, tax and merger and acquisition consulting services to businesses in the real estate, mining and oil and gas industries. He has served as the Controller of Hamilton Oil Corporation from 1981 to 1986, the contract CFO of Teton Energy Corporation from 2004 to 2006, and the contract CFO of Intrepid Mining, LLC (predecessor to Intrepid Potash, Inc. (NYSE: IPI)) from 2000 to 2008.  Mr. Quinn holds a Bachelor of Science degree in Accounting from Colorado State University.

ITEM 11.                 EXECUTIVE COMPENSATION.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Thomas E. Riley —Chief Executive Officer and Director (3)	2009	$55,385	$—	$—	$4,867	$60,252

William Hayworth — President,Chief Executive Officer and Director (4)	2009	$221,154	$—	$156,563	$27,733	$405,423
	2008	$317,692	$26,923	$—	$26,180	$370,795

(1)            The amounts reflect the total recognized for the year ended December 31, 2009 and 2008, in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”),  for stock options and include amounts from awards granted in 2009. Assumptions used in the calculation of this amount under the Black-Scholes method are included in footnote 11 to our audited financial statements for the year ended December 31, 2009.

(2)            The amount shown reflects:

•                               Matching contributions pursuant to our 401(k) Savings Plan was $6,635 for Mr. Hayworth for 2009 and $8,931 for 2008.  Matching contributions pursuant to our 401(k) Savings Plan was $1,523 for Mr. Riley for 2009.

•                               Health Care Medical Plan compensation for 2009 was $21,098 for Mr. Hayworth and $17,249 for 2008.  Health Care Medical Plan compensation for 2009 was $3,344 for Mr. Riley.

(3)           Mr. Riley became our Chief Executive Officer on July 8, 2009.

(4)           Mr. Hayworth served as our Chief Executive Officer from January 31, 2008 to July 8, 2009 and currently serves as our President.

Outstanding Equity Awards at Fiscal Year-End

(a)	(b)		(c)	(d)	(e)	(f)
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date (1)
William Hayworth	—		750,000	—	2.00	7/1/2019
	125,000	(2)	—	—	2.00	9/16/2019

(1)    The options granted under the 2009 Equity Compensation Plan expire in ten years.

(2)    These options vested immediately upon grant.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gus Blass III	$1,000	—	$32,250	—	—	—	$33,250
Daniel Frederickson	$1,000	—	$32,250	—	—	—	$33,250

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table is a summary of the shares of our common stock authorized for issuance under our equity compensation plan as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders	3,791,666	$2.00	2,459,166
Equity Compensation Plan Not Approved by Security Holders	0	0	0
Total	3,791,666	$2.00	2,459,166

Beneficial Ownership

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2009 by:

•       each of our directors and named executive officers;

•       all executive officers and directors as a group; and

•       each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership of our common stock is based on 16,660,965 shares of common stock outstanding at March 15, 2010.  Beneficial ownership of our common stock is determined in accordance with the rules of the SEC and generally includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which such person has a right to acquire ownership at any time within 60 days of December 31, 2009. All shares listed below are held directly unless otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Stockholders Owning More Than 5%:
West Coast Opportunity Fund	15,166,667	91.0%

Directors and Named Executive Officers:
William F. Hayworth (1)	125,000	*
Gus Blass III (2)	332,536	2.0%
Daniel Frederickson (3)	50,000	*
Atticus Lowe (4)	15,166,667	91.0%

Directors and executive officers as a group (6 persons):	15,674,203	94.0%

*                    Less than 1%

(1)          Includes 125,000 shares of Common Stock issuable upon exercise of stock options currently exercisable.

(2)          Includes 141,268 Common Stock issuable upon the exercise of warrants.

(3)          Includes 50,000 shares of Common Stock issuable upon exercise of stock options currently exercisable.

(4)          Mr. Lowe serves as Chief Investment Officer of West Coast Opportunity Fund, LLC.  Mr. Lowe’s beneficial ownership includes shares held by West Coast Opportunity Fund, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Independence of Directors

The Board determined that Gus J. Blass III and Dan Frederickson have no material relationship with us, directly or indirectly, that would interfere with the exercise of independent judgment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for the indicated services performed by Deloitte & Touche LLP (“Deloitte”) for the 2009 and 2008 fiscal years

Deloitte	2009	2008
Audit fees	$125,000	$65,000
Audit-related fees	—	—
All other fees	—	—
Total fees	$125,000	$65,000

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees.   This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for the year ended December 31, 2009 and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the year.  These services are normally provided by the independent public accountants in connection with statutory and regulatory filings or engagements for the relevant fiscal year.  The Audit Committee approved the 2009 audit fees.

Audit-Related Fees.   This category includes the aggregate fees billed for the year ended December 31, 2009 for review of internal controls, consents for use of predecessor audited financial reports, transition of audit firms and related services by the independent public accountants that related to the performance of audits or reviews of the financial statements that are not reported above under “Audit Fees.”

All Other Fees.   This category includes the aggregate fees billed for the 2009 financials and reports and consists of out-of-pocket expenses, products and services provided by the independent public accountants that are not reported above under “Audit fees” or “Audit-Related fees.”

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

10.1

Limited Waiver, Consent, and Modification Agreement, dated February 2, 2009, by and among PRB Oil & Gas, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2009)

10.2

Agreement Regarding New Equity Raise Under the Modified Second Amended Joint Plan of Reorganization, effective as of April 13, 2009, by and among Black Raven Energy, Inc., West Coast Opportunity Fund, LLC and the Official Committee of Unsecured Creditors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2009)

10.3

Securities Purchase Agreement, dated April 23, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2009)

10.4

Securities Purchase Agreement, dated July 9, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.5

Securities Purchase Agreement, dated August 27, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.6

Securities Purchase Agreement, dated September 16, 2009, by and between Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.7

Black Raven Energy, Inc. Equity Compensation Plan (the “Equity Compensation Plan”) (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.8	Form of Option Grant under the Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.9	Form of Restricted Stock Award Agreement under the Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2007)

21.1┼	List of subsidiaries

23.1┼	Consent of MHA Petroleum Consultants, Inc.

24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto

31.1┼	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2┼	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1┼	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1┼	Report of MHA Petroleum Consultants, Inc., dated February 17, 2010, concerning the audit of oil and gas reserve estimates

┼  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Raven Energy, Inc.

Date: April 2, 2010	/s/ Thomas E. Riley
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

Signature	Title	Date

/s/ Thomas E. Riley	Chief Executive Officer	April 2, 2010
Thomas E. Riley

/s/ Patrick A. Quinn	Chief Financial Officer	April 2, 2010
Patrick A. Quinn

/s/ William F. Hayworth	President and Director	April 2, 2010
William F. Hayworth

/s/ Gus J. Blass, III	Director	April 2, 2010
Gus J. Blass, III

/s/ Atticus Lowe	Director	April 2, 2010
Atticus Lowe

/s/ Dan Frederickson	Director	April 2, 2010
Dan Frederickson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Raven Energy, Inc.

Denver, Colorado

We have audited the accompanying balance sheets of Black Raven Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Raven Energy, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the financial statements, during 2008 Black Raven Energy, Inc. and its wholly-owned subsidiaries, PRB Oil and Gas, Inc. and PRB Gathering, Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  At December 31, 2009, PRB Gathering, Inc. remains in Chapter 11 bankruptcy.  The accompanying financial statements do not purport to reflect or provide for the consequences of the PRB Gathering, Inc. bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to PRB Gathering, Inc. assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to PRB Gathering, Inc. prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to the PRB Gathering, Inc. stockholder accounts, the effect of any changes that may be made in the capitalization of PRB Gathering, Inc.; or (4) as to PRB Gathering, Inc.’s operations, the effect of any changes that may be made in its business.

As also discussed in Notes 1 and 3 to the financial statements, on January 16, 2009, the Bankruptcy Court entered an order confirming the Black Raven Energy, Inc. and PRB Oil and Gas, Inc. plan of reorganization which became effective on February 2, 2009. Under the plan of reorganization, Black Raven Energy, Inc. and PRB Oil and Gas, Inc. are required to comply with certain terms and conditions as more fully described in Note 3 to the financial statements.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company changed its method of oil and gas reserve estimation and related required disclosures in 2009 with the implementation of new accounting guidance.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

April 2, 2010

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,064	$472
Accounts receivable, net	62	81
Inventory	62	43
Prepaid expenses	108	351
Total current assets	1,296	947
Oil and gas properties accounted for under the successful efforts method of accounting:
Proved properties	4,626	4,085
Unproved leaseholds	5,842	6,127
Wells-in-progress	483	721
Total oil and gas properties	10,951	10,933
Less: accumulated depreciation, depletion and amortization	(1,212)	(1,126)
Net oil and gas properties	9,739	9,807
Gathering and other property and equipment:	2,964	2,818
Less: accumulated depreciation and amortization	(925)	(816)
Net gathering and other property and equipment	2,039	2,002
Other non-current assets:
Deferred debt issuance costs, net	247	360
Other non-current assets	96	65
Total other non-current assets	343	425
TOTAL ASSETS	$13,417	$13,181

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Balance Sheets (Continued)

(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise - current:
Accounts payable	$238	$917
Accrued expenses and other current liabilities	308	2,325
Current portion of secured debentures, net of discount	—	14,537
Total current liabilities	546	17,779
Secured debentures, net of current portion and discount	17,828	—
Asset retirement obligation	219	345
Investment in insolvent subsidiary	1,072	1,072
Total liabilities not subject to compromise	19,665	19,196
Liabilities subject to compromise	—	24,730
Total liabilities	19,665	43,926
Commitments and Contingencies (Note 8)
Stockholders’ deficit
Common stock, par value $.001, 150,000,000 shares authorized; 16,660,965 and 8,721,994 issued and 16,660,965 and 7,802,094 outstanding for 2009 and 2008, respectively	17	10
Treasury stock, 0 and 919,900 shares, at cost, respectively	—	(1,257)
Additional paid-in-capital	29,441	26,922
Accumulated deficit	(35,706)	(56,420)
Total stockholders’ deficit	(6,248)	(30,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,417	$13,181

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Statements of Operations

(In thousands except share and per share amounts)

	Years Ended December 31,
	2009	2008

Revenue:
Natural gas sales	$460	$1,213
Gas gathering and processing	—	1,130
Other	—	21
Total revenue	460	2,364
Operating expenses:
Natural gas production expense	616	1,230
Gas gathering and processing expense	—	376
Exploration expense	8	17
Asset impairment charge	—	5,242
Depreciation, depletion, amortization and accretion	252	981
General and administrative	1,986	2,169
Total operating expenses	2,862	10,015
Operating loss	(2,402)	(7,651)
Other income (expense):
Interest and other income	14	16
Interest expense	(1,303)	(3,351)
Total other expense	(1,289)	(3,335)
Loss before reorganization items and income taxes	(3,691)	(10,986)
Reorganization items:
Gain on reorganization	24,568	—
Loss on disposal of assets	(26)	(2)
Professional fees	(140)	(1,142)
Interest on accumulated cash resulting from Chapter 11 bankruptcy	3	33
Total reorganization items	24,405	(1,111)
Net income (loss) before income taxes	20,714	(12,097)
Income tax provision/benefit	—	—
Net income (loss)	$20,714	$(12,097)
Net income (loss) per common share—basic and diluted	$1.37	$(1.39)
Basic and diluted weighted average shares outstanding	15,086,117	8,721,994

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2009 and 2008

(In thousands except share amounts)

					Additional		Total
	Common		Treasury		Paid - In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2008	8,721,994	$10	919,900	$(1,257)	$27,014	$(44,323)	$(18,556)
Share-based compensation	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	(12,097)	(12,097)
Balance at December 31, 2008	8,721,994	10	919,900	(1,257)	26,922	(56,420)	(30,745)
Cancellation of common stock in bankruptcy	(8,721,994)	(10)	(919,900)	1,257	(1,247)	—	—
Issuance of common stock	14,994,298	15	—	—	(15)	—	—
Sale of common stock	1,666,667	2	—	—	3,498	—	3,500
Share-based compensation	—	—	—	—	283	—	283
Net income	—	—	—	—	—	20,714	20,714
Balance at December 31, 2009	16,660,965	$17	—	$—	$29,441	$(35,706)	$(6,248)

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Consolidated Statements of Cash Flows

(In thousands except share amounts)

	Years Ended December 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$20,714	$(12,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	252	981
Asset impairment charge	—	5,242
Amortization of debt issuance costs	113	417
Amortization of discount on debentures	743	466
Bad debt expense	—	4
Share-based compensation expense	283	(92)
Gain on reorganization	(24,568)	—
(Gain) loss on sale of assets and other	26	(292)
Changes in assets and liabilities:
Accounts receivable	19	917
Inventory	(19)	47
Prepaid expenses	243	(216)
Other non-current assets	(31)	7
Accounts payable	(686)	1,681
Accrued expenses and other current liabilities	(220)	1,697
Net cash used in operating activities	(3,131)	(1,238)
Cash flows from investing activities
Capital expenditures	(367)	(1,885)
Change in restricted cash	—	1,022
Investment in insolvent subsidiary	—	(272)
Proceeds from sale of assets	1	898
Net cash used in investing activities	(366)	(237)
Cash flows from financing activities
Proceeds from issuance of debt	1,500	1,114
Proceeds from issuance of common stock	3,500	—
Repayment of term loan	(911)	—
Net cash provided by financing activities	4,089	1,114
Net increase (decrease) in cash	592	(361)
Cash and cash equivalents—beginning of year	472	833
Cash and cash equivalents—end of year	$1,064	$472
Supplemental disclosure of cash flow activity
Cash paid for interest	358	492
Supplemental schedule for non-cash activity
Accrued capital expenditures	7	407

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RAVEN ENERGY, INC. (formerly known as PRB ENERGY, INC.)

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 - General

Black Raven Energy, Inc. (“Black Raven,” the “Company,” “us,” “our” or “we”), formerly known as PRB Energy, Inc. (“PRB Energy”), operates as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil in the Rocky Mountain Region of the United States. During 2008, we also provided gas gathering, processing and compression services for properties we operated and for third-party producers. We were initially incorporated in Nevada under the name “PRB Transportation, Inc.” in December 2003.  On June 14, 2006, we changed our name to “PRB Energy, Inc.”  Throughout 2007 and into 2008 PRB Energy operated as two business segments through two wholly-owned subsidiaries, PRB Oil and Gas, Inc. (“PRB Oil”), a gas and oil exploitation and production company (“E&P”) incorporated in Colorado in July 2005, and PRB Gathering, Inc., (“PRB Gathering”) a gathering and processing company (“G&P”) incorporated in Colorado in August 2006.

On March 5, 2008, PRB Energy and its subsidiaries filed voluntary petitions for relief for each business entity (the “Chapter 11 Bankruptcy”) under Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  PRB Energy continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Effective April 28, 2008, PRB Energy’s common stock was delisted from the American Stock Exchange.

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil’s Modified Second Amended Joint Plan of Reorganization (the “Plan”). The effective date of the Plan was February 2, 2009 (the “Effective Date”). Pursuant to the Plan, all 8,721,994 shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc. The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven (“New Common Stock”) to certain claimants.

Effective November 1, 2008, control of the Recluse Gathering System owned by PRB Gathering was turned over to a receiver appointed by the State Court of Wyoming. Based on this loss of control, the Company deconsolidated the operations of PRB Gathering for financial reporting purposes.  The Company’s investment/obligation with regard to the PRB Gathering business is reflected as an Investment in Insolvent Subsidiary in the accompanying balance sheets as of December 31, 2009 and 2008.  PRB Gathering was dismissed from Chapter 11 Bankruptcy on February 17, 2010.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of $3.7 million for the year ended December 31, 2009. Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan. Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring opportunities to raise capital, including a private placement of its common stock. There can be no assurances that the Company will be able to secure this additional financing and, accordingly, the Company’s liquidity and ability to execute its business plan and to timely pay its obligations when due could be adversely affected. If we fail to secure equity financing for future development in a private placement of our common stock, we will pursue other financing options through debt arrangements, joint venture partners, farm-out agreements or the sale of assets.  There are no assurances that the Company will be able to raise additional capital in a timely manner, on acceptable terms, or at all.

Note 2 - Summary of Significant Accounting Policies

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

Our consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements for periods subsequent to our Chapter 11 Bankruptcy filings distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in our Chapter 11 Bankruptcy are recorded as reorganization items on our consolidated statements of operations.

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

We refer to these requirements as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined by ASC Topic 852 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.”

As of the Effective Date, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims.   The Company recognized a gain on reorganization of $24.6 million upon emergence from bankruptcy.

Use of Estimates - The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some specific examples of such estimates include the allowance for accounts receivable, accrued expenses, accrued revenue, asset retirement obligations, determining the remaining economic lives and carrying values of property and equipment and the estimates of gas reserves that affect the depletion calculation and impairments for gas properties and other long-lived assets. In addition, we use assumptions to estimate the fair value of share-based compensation. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount.  The Company assesses credit risk and allowance for doubtful accounts on a customer specific basis.  As of December 31, 2009, the Company had no allowance for doubtful accounts.  At December 31, 2008, the Company had an allowance for doubtful accounts of $22,000.

The Company grants credit in the normal course of business to customers in the United States.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. Management periodically reviews accounts receivable aging reports to assess credit risks, and if appropriate, also reviews updated credit information to further assess such risk.  In the event that management determines the customers’ accounts receivable collectability as less than probable, management reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount not collectible.  Allowances for uncollectible accounts receivable are based on information available and historical experience.  For information on the concentration of credit risk by customer in the years ended December 31, 2009 and 2008, see page F-11.

Inventory - Inventory is recorded at cost.  The Company periodically reviews the carrying cost of its inventories as compared to current market value for those inventories and adjusts its carrying value to the lower of cost or market.  Inventory at December 31, 2009 and 2008 consisted primarily of tubing, and totaled $62,000 and $43,000, respectively.

Income Taxes — The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. In evaluating the ability to realize net deferred tax assets, the Company will take into account a number of factors, primarily relating to the Company’s ability to generate taxable income. The Company has recognized, before the valuation allowance, a net deferred tax asset attributable to the net operating losses for the years ended December 31, 2009 and 2008, respectively. FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized. As a result of this analysis, the Company has recorded a full valuation allowance against its net deferred tax asset.

The Company has adopted the uncertainty provisions of ASC Topic 740, which requires the Company to recognize the impact of a tax position in its financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. We recognize potential accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Due to the significant net operating losses, no interest and penalties were accrued.

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

Property, Equipment - Gas Gathering and Other - Gathering assets, including compressor sites and pipelines, are recorded at cost and depreciated using the straight line method over the estimated useful lives of the assets, which ranges from ten to thirty years.  Other property and equipment, such as office furniture, computer and related software and equipment, automobiles and leasehold improvements are recorded at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or underlying leases, in respect to leasehold improvements, ranging from three to ten years.

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

The Company did not incur any impairment charges during the year ended December 31, 2009.  During 2008, the Company recorded an impairment charge of $0.9 million related to our gathering assets and $4.4 million related to our oil and gas assets.

Discount of Debt - The Company recorded a $1.4 million discount on its Amended and Restated Senior Secured Debenture (the “Amended Debenture”) in the first quarter of 2009. The remaining discount on the Amended Debenture at December 31, 2009 of $672,000 is being amortized using the retrospective interest method over the term of the debt, and is included in the balance of the Amended Debenture at December 31, 2009.

At December 31, 2008, the remaining discount on the Debentures prior to bankruptcy of $1.6 million was included in the balance of the Debentures.

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

Asset Retirement Obligations - The Company follows FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“ASC Topic 410”), to account for its future asset abandonment costs. Estimated future costs associated with the plugging and abandonment of its oil and gas properties are discounted to present values using a risk-adjusted rate over the estimated economic life of the assets.  Such costs are capitalized as part of the cost of the related asset and amortized over the related asset’s estimated useful life.  The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation, depletion and amortization.  The Company recognizes an estimate of the liability associated with the abandonment of oil and gas properties at the time the well is completed.  The Company estimated its asset retirement obligation liabilities for these wells based on estimated costs to plug and abandon the wells, the estimated life of the wells and its respective ownership percentage in the wells.

Share-Based Compensation - At December 31, 2009, the Company had a stock-based employee compensation plan that includes stock options issued to employees and non-employee directors as more fully described in Note 11.  The Company records expense associated with the fair value of stock-based compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”).  The Company currently uses the Black-Scholes option valuation model to determine the fair value of awards and calculate the required disclosures.

We have recorded compensation expense associated with all unvested stock options totaling $283,000 and ($92,000) for the years ended December 31, 2009 and 2008, respectively.

Net Loss Per Share — The Company accounts for earnings (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Under ASC Topic 260, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities.  Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	For the years ended
	December 31,
	2009	2008
Warrants	1,494,298	375,000
Options	1,332,500	551,750
Convertible subordinated debt	—	3,137,857
Restricted stock	—	120,000
Total potentially dilutive shares excluded	2,826,798	4,184,607

Subsequent to December 31, 2009, the Company did not issue any dilutive securities which would have increased the number of potentially dilutive shares.

Comprehensive Income (Loss) - We account for comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which established standards for the reporting and presentation of comprehensive income in our consolidated financial statements.  For the years ended December 31, 2009 and 2008, comprehensive loss is equal to net loss as reported in our consolidated statement of operations.

Off-Balance Sheet Arrangements - The Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), or SPEs which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, secured notes and debentures are carried at cost.  At December 31, 2009 and 2008, the fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates carrying value due to the short term nature of these instruments.  The fair value of the Company’s debentures at December 31, 2009 is $17.8 million, based on a discounted cash flow model using expected future cash flows. The fair value of the Company’s debentures at December 31, 2008 could not be determined.

Concentration of Credit Risk - Revenues from customers which represented 10% or more of the Company’s sales for the years ended December 31, 2009 and 2008 were as follows:

	For the year ended
	December 31,
Customer	2009	2008
	(% of total revenue)

A — Exploration and production	71.0%	79.0%
B — Exploration and production	29.0%	19.1%

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other non-grandfathered accounting literature is considered non-authoritative.  Following the adoption of the Codification, the FASB now issues Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations” (“ASC Topic 805”), requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date.  ASC Topic 805 changes the way the Company accounts for acquisitions of oil and gas properties.  Such acquisitions may now be treated as business combinations, which, if applicable, will require transaction costs to be expensed as incurred, may generate gains or losses due to changes between the effective and closing dates of acquisitions, and may require possible recognition of goodwill given differences between the purchase price and fair value of assets received.  ASC Topic 805 further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.  The new authoritative guidance under ASC Topic 805 became effective for the Company on January 1, 2009, and the impact on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed.  There have not been any significant acquisitions of oil and gas properties since adoption of ASC Topic 805.

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

New authoritative accounting guidance under FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”), established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855, as amended, requires SEC filers to evaluate subsequent events through the date on which financial statements are issued.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1,

2010, and for annual reports for fiscal years ending on or after December 31, 2009.  The Company adopted these new rules and interpretations as of December 31, 2009.

The FASB aligned ASC Topic 932 with all of the aforementioned SEC requirements by issuing ASC Update 2010-03.  The Company has adopted the new authoritative guidance as of December 31, 2009 and for the Company’s 2009 Annual Report on Form 10-K.   See Note 11.

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”), that requires additional disclosures about the different classes assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and the transfers between Levels 1and 2. This new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which are effective for the Company as of January 1, 2011.  The adoption of ASC Update 2010-06 will not have a material impact on the Company’s financial statements.

Note 3 — Liabilities Subject to Compromise and Emergence from Chapter 11 Bankruptcy

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

Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to obligations that will be settled under a plan of reorganization. FASB ASC Topic 852, “Reorganizations” (“ASC Topic 852”), requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

At December 31, 2008, liabilities subject to compromise consist of the following (in thousands):

Accounts payable	$1,969
Accrued expenses and other current liabilities	796
Convertible debt - unsecured	21,965
Total liabilities subject to compromise	$24,730

Emergence from Chapter 11 Bankruptcy

On January 16, 2009, the Bankruptcy Court entered an order confirming the Plan, with an effective date of February 2, 2009.  Pursuant to the Plan, all 8,721,994 issued shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc.  The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.

Pursuant to the terms of the Plan, the Company issued 1,419,339 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the holders of the Convertible Notes.  The Company issued an additional 74,959 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the other claimants related to accounts payable and accrued expenses and other current liabilities.  The Company also issued 13.5 million shares of common stock to West Coast Opportunity Fund, LLC (“WCOF”), the principal pre-petition secured creditor.

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

On April 13, 2009, Black Raven, WCOF and the Official Committee of Unsecured Creditors Appointed by the Bankruptcy Court entered into an Agreement Regarding New Equity Raise Under the Modified Second Amended Joint Plan of Reorganization (the “New Equity Agreement”).  The New Equity Agreement modified the obligations of the parties under the Plan and released WCOF from its obligation to raise or guarantee $7.5 million of additional funding for us.  The New Equity Agreement required WCOF to purchase 166,667 shares of the New Common Stock from us for $3.00 per share within 10 business days of the New Equity Agreement and an additional $3 million of New Common Stock, preferred stock or convertible debt securities from time to time prior to September 10, 2010, at a purchase price of $2.00 per share.  The New Equity Agreement also modified the interest rate under the Amended Debenture and extended the maturity date of the Amended Debenture to December 31, 2011.

Note 4 - Gathering and Other Property and Equipment

Property and equipment consists of the following:

	Useful Lives	December 31, 2009	December 31, 2008
		(in thousands)	(in thousands)
Compressor sites, pipelines and interconnect	10-30 years	$2,386	$2,175
Equipment	5 years	16	16
Computer equipment	3 years	277	277
Office furniture and equipment and related assets	5-7 years	135	200
Automobiles	3 years	150	150
		2,964	2,818
Less accumulated depreciation and amortization		(925)	(816)
Total		$2,039	$2,002

The balance of the compressor sites pipelines and interconnect shown includes an impairment charge of $894,000 at December 31, 2008.

Note 5 - Asset Retirement Obligations

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

The following table details all changes to the Company’s estimated asset retirement obligation liabilities during the years ended December 31, 2009 and 2008:

	For the
	Year Ended
	December 31,
	2009	2008
	(in thousands)
Asset retirement obligations, beginning of period	$345	$2,876
Liabilities incurred	—	—
Liabilities settled	—	(260)
Sale of assets	—	(2,407)
Accretion expense	20	136
Revision to estimated cash flows	(146)	—
Asset retirement obligations, end of period	$219	$345

Note 6 - Income Taxes

Income tax expense (benefit) for each of the years ended December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Current:
Federal	$—	$—
State & Local	—	—
Total current	—	—
Deferred:
Federal	—	—
State & Local	—	—
Total deferred	—	—
Total income tax expense (benefit)	$—	$—

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2009 and 2008:

(in thousands)	2009	2008
Statutory income tax expense (benefit)	$7,250	$(4,234)
State income tax expense (benefit), net of federal income tax expense (benefit)	(61)	(134)
Other permanent items	533	2
Change in valuation allowance	(7,722)	4,366
Income tax expense (benefit)	$—	$—

The effective tax rate excluding the valuation allowance would be 37.3% and 36.1% for 2009 and 2008, respectively.  The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in other permanent items.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Deferred tax assets:
Property and equipment	$—	$—
Oil and gas properties	808	2,041
Asset retirement obligation	139	965
Other	111	206
Net operating loss carryforwards	8,010	14,904
	9,068	18,116
Valuation allowance	(8,338)	(16,060)
Net deferred tax asset	$730	$2,056

Deferred tax liabilities:
Property and equipment	$(398)	$(2,056)
Oil and gas properties	(332)	—
Deferred tax liability	(730)	(2,056)

Net deferred tax asset (liability)	$—	$—

At December 31, 2009, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $30.6 million.  These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2028.  This net operating loss carryforward may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has recorded a valuation allowance of $8.3 million and $16.1 million for December 31, 2009 and 2008, respectively, against its net deferred tax asset.

The uncertainty provisions of ASC Topic 740 require the Company recognize the impact of a tax position in its financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During 2009, the Company did not record a change to the reserve for uncertain tax positions.  The tax years 2004, 2005 and 2006 are open and subject to audit by the Internal Revenue Service and the State of Colorado.  The Company anticipates that the 2007 and 2008 tax returns will be filed shortly after the SEC Forms 10K for 2007 and 2008 are submitted.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event the Company receives an assessment for interest and/or penalties, such an assessment would be classified in the financial statements as income tax expense.

The tabular reconciliation of the reserve for uncertain tax benefits for the year ended December 31, 2009 is presented below.

	2009	2008
	in thousands
Beginning Balance	$390	$390
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reduction for tax positions of prior years	—	—
Settlements	—	—
Ending Balance	$390	$390

Note 7 - Commitments and Contingencies

Commitments

In the normal course of business operations, the Company has entered into operating leases for office space, office equipment, vehicles and compression equipment.  Rental payments under these operating leases and service agreements totaled $90,000 and $1.0 million for the periods ended December 31, 2009 and 2008, respectively.

Future payments, by year, under these operating leases are as follows:

(in thousands)
2010	$114
2011	—
2012	—
Thereafter	—
Total	$114

Note 8 - Borrowings

Amended and Restated Senior Secured Debentures

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, entered into the Modification Agreement with WCOF.  Under the Modification Agreement, we issued the Amended Debenture, payable to WCOF in the original principal amount of $18,450,000.  The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006.  Under the initial terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010.  The Amended Debenture accrues interest at 10% per annum payable quarterly.

On April 13, 2009, Black Raven, WCOF and the Official Committee of Unsecured Creditors Appointed by the Bankruptcy Court entered into the New Equity Agreement.  Among other things, the New Equity Agreement modified the interest rate under the Amended Debenture to 2.5% per annum until certain capital raising conditions are met and extended the maturity date for all principal payments to December 31, 2011.  In the fourth quarter of 2009, $50,000 of interest due on the debentures was converted to principal, bringing the total principal amount to $18,500,000 at December 31, 2009.

As the stated rate at which the Company currently pays interest is not a prevailing rate at which the Company could obtain third party financing, the Company has calculated and recorded its obligation under its Amended Debenture at a discount in the accompanying balance sheet.  Due to the variable nature of the interest to be paid under the Amended Debenture, the Company uses the retrospective method to amortize its discount and impute interest on the Amended Debenture.  For the year ended December 31, 2009, the Company has recorded $743,000 of interest expense related to the amortization of the discount on its Amended Debenture.

On January 10, 2010 WCOF agreed to extend the due date for all principal payments in connection with the Company’s Amended Debenture to June 30, 2013 subject to the Company raising $25,000,000 in new equity by March 31, 2010.  As the Company did not raise the required capital, the due date for all principal payments is December 31, 2011.

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

Note 9 - Stockholders’ Equity

Common Stock and Warrants Issued

Upon emergence from bankruptcy, all 8,721,994 issued shares of PRB Energy’s common stock were cancelled, and the following securities were issued in accordance with the Plan:

•                  13.5 million shares of new common stock to WCOF, the principal pre-petition secured creditor;

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

•                  Warrants to purchase 74,959 shares of new common stock at an exercise price of $2.50 per share, on a pro-rata basis, to holders of Class B-5 Claims.

Through December 31, 2009 and 2008, respectively, cumulative activity with respect to warrants outstanding is as follows:

	2009	2008
Balance, beginning of year	375,000	375,000
Cancelled	(375,000)	—
Issued	1,494,298	—
Exercised	—	—
Balance, end of year	1,494,298	375,000

Note 10 - Equity Compensation Plan

In connection with the Company’s emergence from Bankruptcy, all outstanding common shares of the Company were cancelled, along with all outstanding option awards.  On June 3, 2009, the Board adopted the Black Raven Energy, Inc. Equity Compensation Plan (the “Equity Compensation Plan”), under which we may grant nonqualified stock options, stock appreciation rights, stock awards or other equity-based awards to certain of our employees, consultants, advisors and non-employee directors.  The Board initially reserved 3,791,666 shares of common stock for issuance under the Equity Compensation Plan.

On July 1, 2009 the Company issued 1,060,000 stock options to employees of the Company under the Equity Compensation Plan.  The options have an exercise price of $2.00 per share for a total fair value of $660,000 and vest ratably over three years.  The Company issued the same employees an additional 172,500 stock options on September 16, 2009, which vested immediately.  The options have an exercise price of $2.00 per share, and a total fair value of $109,000.  On December 8, 2009, the Company issued 100,000 options to two directors.  The options have an exercise price of $2.00 per share, and a total fair value of $64,000.  The Company recorded equity compensation expense during the year ended December 31, 2009 totaling $283,000.

The following table summarizes activity for options:

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2008
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	551,750	$5.23	823,500	$5.03
Cancelled	(551,750)	$5.23	—	$—
Granted	1,332,500	$2.00	—	$—
Forfeitures	—	$—	(271,750)	$4.64
Exercised	—	$—	—	$—
Outstanding, end of year	1,332,500	$2.00	551,750	$5.23
Awards vested or expected to vest, end of year	999,375	$2.00	404,875	$5.42
Available for future grants, end of year	2,459,166		—

The weighted average remaining contractual life for the options outstanding at December 31, 2009 and 2008 respectively is 9.56 years and 4.6 years.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  Unrecognized compensation expense totaled $550,000 at December 31, 2009.  There was no unrecognized compensation expense as of December 31, 2008.

The fair value of options was measured at the date of grant using the Black-Scholes option-pricing model.  The fair values of options granted and employee stock purchase plan shares issued were estimated using the following weighted-average assumptions:

	December 31,	December 31,
Assumption	2009	2008
Risk free interest rate (%)	1.21-1.37%	N/A
Volatility factor of the expected market price of the Company’s common stock	60.15-62.92%	N/A
Expected life of the options (in years)	10	N/A
Expected dividend	—	N/A

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models incorporate highly subjective assumptions including the expected stock price volatility.  The Company’s stock options have characteristics significantly different from those of traded options and, as changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the valuations as determined by the existing models are different from the value that the options would realize if traded in the market.  The Company used an industry index to estimate the volatility factor of the stock.

Note 11 - Disclosures about Oil and Gas Producing Activities

Costs Incurred in Oil and Gas Producing Activities

The Company has incurred the following costs, both capitalized and expensed, in respect to oil and gas property acquisition, exploration and development activities during the year ended December 31, 2009 and 2008, respectively:

	For the Years Ended December 31,
(in thousands)	2009	2008
Acquisitions:
Proved	$28	$19
Unproved	88	1,073
Exploration	8	17
Development costs	2	159
	$126	$1,268

The following table sets forth certain information regarding the results of operations for oil and gas producing activities for the years ended December 31, 2009 and 2008, respectively:

	For the Years Ended December 31,
(in thousands)	2009	2008
Revenues, net	$460	$1,213
Production Costs	(616)	(1,230)
Asset Impairment (1)	—	(410)
Abandoned lease expense (1)	—	(3,938)
Exploration	(8)	(12)
Depreciation, Depletion & Accretion (2)	(252)	(515)
	$(416)	$(4,892)

Note (1):  In 2008, we incurred impairment charges of approximately $4.4 million related to our E&P assets.

Note (2):  Includes $232,000 and $409,000 of depreciation and depletion of well costs and $20,000 and $106,000 of accretion of asset retirement obligation for wells for the years ended December 31, 2009 and 2008 respectively.

Recent SEC and FASB Guidance (Unaudited)

In December 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements.  The Company adopted the rules effective December 31, 2009, and the rule changes, including those related to pricing and technology, are included in the Company’s reserve estimates.

In January 2010, the FASB aligned ASC Topic 932, with the aforementioned SEC requirements.  Please refer to the section entitled Recently Issued Accounting Standards under Note 1 — Summary of Significant Accounting Policies for additional discussion regarding both adoptions.

Application of the new rules resulted in the use of lower prices at December 31, 2009 than would have resulted under the SEC’s previous methodology.  Using 12-month average commodity prices the Company’s estimate proved undeveloped reserves were 7,428 million cubic feet (“MMcf”), compared to 2,129 MMcf of proved undeveloped reserves at December 31, 2008.  This increase of 5,299 MMcf was the result of the new SEC requirements for calculating proved undeveloped reserves.  During 2009, the Company did not conduct any drilling operations in order to increase reserves.

Oil and Gas Reserve Quantities (Unaudited)

We engaged independent geological and petroleum engineering consultants MHA Petroleum Consultants, Inc. (“MHA”) in both 2009 and 2008 to estimate our natural gas reserves.  The Company provided historical lease operating costs, production data and capital cost estimates to MHA.  The revenue decks containing sell names, lease and tax information were also provided.  The Company reviewed the calculations and assumptions these consultants use to calculate the reserves.  Please refer to the section entitled Third-party Reserve Audit included in Part I of this report.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and the pricing that was used complies with the new SEC regulations (the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions).  With respect to reserves as of dates prior to December 31, 2009, the new applicable SEC definition of proved reserves was applied.  All of the proved reserves in 2009 were located in Colorado and Wyoming.

The following table summarizes estimated proved reserves of gas in million cubic feet as of December 31, 2009 and 2008:

(In MMcf)	2009	2008
Proved developed and undeveloped:
Beginning of year, January 1	4,349	10,093
Revisions of previous estimates	4,949	(2,016)
Sales of reserves in place	—	(4,182)
Discoveries	—	658
Production	(149)	(204)
End of year, December 31	9,149	4,349
Proved developed, December 31	1,721	2,220
Proved undeveloped, December 31	7,428	2,129

As of December 31, 2009, 8.2% of the proved reserves are categorized as proved developed producing.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The Company follows the guidelines prescribed in ASC Topic 932 for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves.   The Company follows these guidelines that are summarized as follows:

•             Future cash inflows, production and development costs are determined by applying oil and gas prices and costs, including overhead expense allocable, transportation, quality and basis differentials to the year-end quantities of oil and gas to be produced in the future;

•             Future income taxes are estimated using current statutory income tax rates and estimated future statutory depletion;

•             Future operating and development costs are based on estimates of expenditures in developing and producing proved oil and gas reserves in place at year-end, assuming continuity of year-end economic conditions;

•             The resulting cash flows are reduced to present value using a 10% discount rate; and

•             For 2009, the Company used a price of $2.94 per Mcf, as adjusted for energy content. The Company used a December 31, 2008 price of $4.66 per Mcf for natural gas as adjusted for energy content.

The following summarizes the standardized measure of future net cash flows relating to its proved gas reserves as of December 31, 2009 and 2008 as prescribed in ASC Topic 932:

(in thousands)	2009	2008
Future cash flows	$26,922	$20,268
Future production costs	(10,196)	(6,832)
Future development costs	(7,151)	(2,751)
Future abandonment costs	—	—
Future income taxes	—	—
Future net cash flows	9,575	10,685
Ten percent discount	(4,434)	(4,423)
Standardized measure of discounted future net cash flows	$5,141	$6,262

The following summarizes the changes in the standardized measure of discounted future net cash flows relating to its proved gas reserves as of December 31, 2009 and 2008 as prescribed in ASC Topic 932.

(in thousands)	2009	2008
Standardized measure - Beginning of year	$6,262	$12,852
Sales and transfers, net of production costs		8
Net change in sales and transfer prices, net of production costs	(2,686)	(934)
Discoveries and extensions	—	1,386
Changes in future development costs	118	1,005
Revisions of quantity estimates	(1,397)	(6,292)
Accretion of discount	626	908
Net change in income taxes	—	—
Purchases of reserves in place	—	—
Sales of reserves in place	—	(3,499)
Changes to SEC rules	2,830	—
Changes in production rates (timing) and other	(612)	1,098
Standardized measure of discounted future net cash flows	$5,141	$6,262

Note 12 - Segment Information

In 2009, the Company operated exclusively in the exploration and production segment.  All of the Company’s operations are conducted in the continental United States.  The Company had two reportable segments through November 1, 2008, the oil and gas exploration and production segment and the gas gathering and processing segment.  Segment information for the year ended December 31, 2008 is presented below.

	For the Year Ended December 31, 2008
(in thousands)	E & P	G & P	Corporate	Total
Revenues	$1,213	$1,151	$—	$2,364
Operating expenses	(1,230)	(376)	—	(1,606)
Asset impairment charge	(4,348)	(894)	—	(5,242)
Exploration expense	(12)	(5)	—	(17)
Depreciation, depletion, amortization and accretion	(515)	(280)	(186)	(981)
General and administrative	(329)	(196)	(2,786)	(3,311)
Operating loss	(5,221)	(600)	(2,972)	(8,793)
Interest and other income	16	—	31	47
Interest expense	69	(488)	(2,932)	(3,351)
Net loss	$(5,136)	$(1,088)	$(5,873)	$(12,097)
Identifiable assets:
Oil and gas properties, net of DD&A	$9,807	$—	$—	$9,807
Property and equipment, net of DD&A	1,821	—	181	2,002
Other non-current assets, net of amortization	46	—	19	65
Total assets	12,392	—	789	13,181
Expenditures for additions	1,251	634	—	1,885

Note 13 — Related Persons Transactions

Atticus Lowe, who is a member of our Board of Directors, serves as Chief Investment Officer of West Coast Opportunity Fund, LLC, which owned 91% of the Company’s Common Stock at December 31, 2009.  See Note 3 for a complete description of the Company’s transactions with West Coast Opportunity Fund, LLC.