Form 10-Q
period 2010-03-31
Black Raven Energy, Inc.
filed 2010-05-21
CIK 1299966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2010 was 16,658,109.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$287	$1,064
Accounts receivable, net	53	62
Inventory	62	62
Prepaid expenses	139	108
Total current assets	541	1,296
Oil and gas properties accounted for under the successful efforts method of accounting:
Proved properties	4,628	4,626
Unproved leaseholds	5,863	5,842
Wells-in-progress	482	483
Total oil and gas properties	10,973	10,951
Less: Accumulated depreciation, depletion and amortization	(1,219)	(1,212)
Net oil and gas properties	9,754	9,739
Gathering and other property and equipment	2,957	2,964
Less: Accumulated depreciation and amortization	(941)	(925)
Net gathering and other property and equipment	2,016	2,039
Other non-current assets:
Deferred debt issuance costs, net	229	247
Other	106	96
Total other non-current assets	335	343
TOTAL ASSETS	$12,646	$13,417

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$231	$238
Accrued expenses and other current liabilities	323	308
Total current liabilities	554	546
Senior secured debentures, net of discount	18,160	17,828
Asset retirement obligation	224	219
Investment in insolvent subsidiary	—	1,072
Total liabilities	18,938	19,665
Commitments and Contingencies (Note 8)
Stockholders’ deficit
Common stock, par value $.001; 150,000,000 authorized; 16,658,109 and 16,660,965 issued and outstanding, respectively	17	17
Additional paid-in-capital	29,496	29,441
Accumulated deficit	(35,805)	(35,706)
Total stockholders’ deficit	(6,292)	(6,248)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,646	$13,417

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Natural gas sales	$143	$138
Total revenue	143	138
Operating expenses:
Natural gas production expense	160	169
Exploration expense	—	2
Depreciation, depletion, amortization and accretion	35	75
General and administrative	643	366
Total operating expenses	838	612
Operating loss	(695)	(474)
Other income (expense):
Interest and other income	1	—
Loss on disposal of assets	(6)	—
Interest expense	(464)	(324)
Total other expense	(469)	(324)
Loss before reorganization items and income taxes	(1,164)	(798)
Reorganization items:
Gain on reorganization	1,069	24,568
Professional fees	(4)	(106)
Total reorganization items	1,065	24,462
Net income (loss) before income taxes	(99)	23,664
Income tax provision/benefit	—	—
Net income (loss)	$(99)	$23,664
Net income (loss) per common share—basic and diluted	$(0.01)	$1.86
Basic and diluted weighted average shares outstanding	16,659,315	12,694,453

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(99)	$23,664
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	35	75
Amortization of debt issuance costs	18	—
Amortization of discount on debentures	332	213
Share-based compensation expense	55	—
Gain on reorganization	(1,069)	(24,568)
Loss on sale of assets	6	—
Changes in assets and liabilities:
Accounts receivable	9	44
Prepaid expenses	(31)	226
Other non-current assets	(10)	1
Accounts payable	(15)	(227)
Accrued expenses and other current liabilities	15	(290)
Net cash used in operating activities	(754)	(862)
Cash flows from investing activities
Capital expenditures	(23)	(374)
Change in restricted cash	—	—
Proceeds from sale of assets	—	—
Net cash used in investing activities	(23)	(374)
Cash flows from financing activities
Proceeds from loans	—	1,450
Repayment of loans	—	(596)
Net cash provided by financing activities	—	854
Net decrease in cash	(777)	(382)
Cash—beginning of year	1,064	472
Cash and cash equivalents—end of year	$287	$90
Supplemental disclosure of cash flow activity
Cash paid for interest	$117	$74
Supplemental schedule for non-cash activity
Accrued capital expenditures	2	69

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RAVEN ENERGY, INC. (formerly known as PRB ENERGY, INC.)

Notes to Condensed Consolidated Financial Statements

March 31, 2010

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

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil and Gas, Inc.’s (“PRB Oil”) Modified Second Amended Joint Plan of Reorganization (the “Plan”).  The effective date of the Plan was deemed to be February 2, 2009 (the “Effective Date”).  Pursuant to the Plan, all 8,721,994 shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc.  The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven (“New Common Stock”) to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.

We deconsolidated PRB Gathering, Inc. (“PRB Gathering”), a wholly-owned subsidiary, during the fourth quarter of 2008. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.  The Company’s investment/obligation with regard to the PRB Gathering business is reflected as an Investment in Insolvent Subsidiary in the accompanying balance sheet as of December 31, 2009.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010 and a gain on reorganization was recognized for the amount of the Company’s obligation for PRB Gathering.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of approximately $1.2 million for the three months ended March 31, 2010.   Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring opportunities to raise capital, including a private placement of its common stock.  There can be no assurances that the Company will be able to secure this additional financing and, accordingly, the Company’s liquidity and ability to execute its business plan and to timely pay its obligations when due could be adversely affected.  If we fail to secure equity financing for future developments in a private placement of our common stock, we will pursue other financing options through debt arrangements, joint venture partners, farm-out agreements or the sale of assets.

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results for interim periods are not necessarily indicative of the results for the entire year.

For the period from March 5, 2008 through the Effective Date, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. We emerged from Chapter 11 Bankruptcy on February 2, 2009. Our Condensed Consolidated Financial Statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements, for periods subsequent to our Chapter 11 Bankruptcy filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in our Chapter 11 Bankruptcy cases are recorded in reorganization items on our Condensed Consolidated Statements of Operations. We determined that we did not meet the requirements to adopt fresh start accounting on the Effective Date of our emergence from Chapter 11 Bankruptcy because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. See Note 3 for further discussion of the Plan and the applicability of fresh start accounting.

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

Cash and cash equivalents - We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Income Taxes - We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.  In evaluating the ability to realize net deferred tax assets, we will take into account a number of factors, primarily relating to our ability to generate taxable income. We have recognized, before the valuation allowance, a net deferred tax asset attributable to the net operating losses for the three months and year ended March 31, 2010 and December 31, 2009.  FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized.  As a result of this analysis, we have recorded a full valuation allowance against its net deferred tax asset.

Revenue Recognition - Revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collectability of the revenue is probable.  We derive revenue from the sale of produced natural gas.  We report revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  Revenues from the production of gas properties in which we have an interest with other producers are recognized on the basis of our net working interest.  At the end of each month, we calculate a revenue accrual based on the estimates of production delivered to or transported for the purchaser.

Property and Equipment - Gas Gathering and Other — Gathering assets, including compressor sites and pipelines, are recorded at cost and depreciated using the straight line method over 10 years.  Other property and equipment, such as office furniture, computer and related software and equipment, automobiles and leasehold improvements are recorded at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or underlying leases, in respect to leasehold improvements, ranging from three to ten years.

Oil and Gas Producing Properties — We have elected to follow the successful efforts method of accounting for its oil and gas properties.  Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves.  If an exploratory well does not find proved reserves, the costs of drilling the unsuccessful exploratory well are charged to expense.  Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures in the consolidated statements of cash flows.  The cost of development wells, whether productive or not, is capitalized.

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

Impairment of Long-Lived Assets - In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”),  we  group assets at the field level and periodically reviews the carrying value of its property and equipment to test whenever current events or circumstances indicate that such carrying value may not be recoverable.  If the tests indicate that the carrying value of the asset is greater than the estimated future undiscounted cash flows to be generated by such asset, an impairment adjustment will be recognized.  Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value.  We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

Discount of Debt — On February 2, 2009, we issued an Amended and Restated Senior Secured Debenture, payable to West Coast Opportunity Fund, LLC (“WCOF”) in the amount of $18,450,000 (the “Amended Debenture”).  We recorded a $1.4 million discount on the Amended Debenture in first quarter of 2009.  The remaining discount on the Amended Debenture at March 31, 2010 of $340,000 is being amortized using the retrospective interest method over the term of the debt, and is included in the balance of the Amended Debenture at March 31, 2010.

Net Loss Per Share - We account for earnings (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Under ASC Topic 260, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities.   Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants and in-the-money outstanding stock options to purchase our common stock for the period ended March 31, 2010. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants and in-the-money outstanding stock options to purchase our common stock.  Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.  For the periods ended March 31, 2010 and 2009, there were no potentially dilutive securities outstanding whose effect would be dilutive to our earnings per share calculation.

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	For the three months ended
	March 31,
	2010	2009
Warrants	1,494,298	1,494,298
Options	1,432,500	—
Total potentially dilutive shares excluded	2,926,798	1,494,298

Subsequent to March 31, 2010, we did not issue any dilutive securities which would have increased the number of potentially dilutive shares.

Comprehensive Income (Loss) - We account for comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which established standards for the reporting and presentation of comprehensive income in our consolidated financial statements.  For the three months ended March 31, 2010 and 2009, comprehensive loss is equal to net loss as reported in our consolidated statement of operations.

Off-Balance Sheet Arrangements — We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), or SPEs which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2010, the Company is not involved in any off-balance sheet arrangements.

Fair Value of Financial Instruments - Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and secured debentures, are carried at cost.  At March 31, 2010, the fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates carrying value due to the short term nature of these instruments.  The fair value of our debentures at March 31, 2010 is approximately $18.1 million, based on a discounted cash flow model using expected future cash flows.

Concentrations of Credit Risk - Revenues from customers which represented 10% or more of our gas sales for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
Customer	2010	2009
	(% of total revenue)
A – Exploration and Production	66%	71%
B – Exploration and Production	34%	29%

Industry Segment and Geographic Information — In January 2009, the Company began operating in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Note 2—Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”), that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and the transfers between Levels 1 and 2. This new authoritative guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which will be effective for the Company as of January 1, 2011. The adoption of ASC Update 2010-06 did not have a material impact on the Company’s financial statements.

The Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  This authoritative guidance was effective upon issuance on February 24, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 3—Emergence from Chapter 11 Bankruptcy

On January 16, 2009, the Bankruptcy Court entered an order confirming the Plan, with an effective date of February 2, 2009.  Pursuant to the Plan, all 8,721,994 issued shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc. The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants.

Pursuant to the terms of the Plan, the Company issued 1,419,339 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the holders of our previously outstanding convertible notes. The Company issued an additional 74,959 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the other claimants related to accounts payable and accrued expenses and other current liabilities. The Company also issued 13.5 million shares of common stock to WCOF, the principal pre-petition secured creditor.

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, entered into a Limited Waiver, Consent, and Modification Agreement (the “Modification Agreement”) with WCOF. Under the Modification Agreement, we issued the Amended Debenture. The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006. Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010. The Amended Debenture initially accrued interest at 10% per annum,  payable quarterly.

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

A reconciliation of the Company’s asset retirement obligations is as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Asset retirement obligations, beginning of period	$219	$345
Sale of assets	—	—
Accretion expense	5	6
Revision to estimated cash flows	—	—
Asset retirement obligations, end of period	$224	$351

Note 5—Borrowings

As of March 31, 2010 and December 31, 2009, our borrowings consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Amended senior secured debentures	$18,500	$18,500
Total borrowings	18,500	18,500
Less current portion	—	—
Total borrowings, net of current portion	$18,500	$18,500

Amended and Restated Senior Secured Debentures

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, entered into a Modification Agreement with WCOF.  Under the Modification Agreement, we issued the Amended Debenture, payable to WCOF in the amount of $18,450,000.  The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006.  Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were initially due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010.  The Amended Debenture accrues interest at 10% per annum payable quarterly.

Effective April 13, 2009, Black Raven, WCOF and the Official Committee of Unsecured Creditors Appointed by the Bankruptcy Court entered into the New Equity Agreement.  Among other things, the New Equity Agreement modified the interest rate under the Amended Debenture to 2.5% per annum and extended the maturity date of the Amended Debenture to December 31, 2011 for all unpaid principal.

As the stated rate at which the Company currently pays interest is not a prevailing rate at which the Company could obtain third party financing, the Company has calculated and recorded its obligation under the Amended Debenture at a discount in the accompanying balance sheet.  Due to the variable nature of the interest to be paid under the Amended Debenture, the Company uses the retrospective method to amortize its discount and impute interest on the Amended Debenture.  For the three months ended March 31, 2010, the Company has recorded $332,000 of interest expense related to the amortization of the discount on its Amended Debenture.

On November 9, 2009, the Amended Debenture was amended to $18.5 million in lieu of paying $50,000 in interest to WCOF.

On January 10, 2010 WCOF agreed to extend the due date for all principal payments in connection with the Company’s Amended Debenture to June 30, 2013 subject to the Company raising $25,000,000 in new equity by February 10, 2010.  As the Company did not raise the required capital, the due date for all principal payments remains December 31, 2011.

PRB Funding Prepetition Loan

Immediately prior to the filing of the Chapter 11 petitions, the Company borrowed $300,000 from PRB Funding, LLC (“PRB Funding”) due on February 28, 2009.  PRB Funding was formed by three members of our Board of Directors:  Gus Blass, Reuben Sandler and James Schadt.  The PRB Funding Loan was secured by substantially all of the assets of PRB Energy and was repaid in 2009.

Post-petition Debtor- in-Possession Financing

In April 2008, the Company obtained court approval of post-petition Debtor-in-Possession Financing (“DIP Loan”) from PRB Funding in the amount of $275,000.  The PRB Funding DIP Loan accrued interest at 13% per annum, with all unpaid principal and accrued interest due upon the earlier of March 1, 2009 or the confirmation of the Plan.

In May 2008, the Company obtained court approval of a $336,000 post-petition DIP Loan from PRB Acquisition, an entity that was affiliated with Republic Financial.  The PRB Acquisition DIP Loan accrued interest at 18% per annum, with all unpaid principal and accrued interest due upon the earliest of September 30, 2008, an event of default, or the confirmation of a plan of reorganization.  Both DIP Loans were repaid in 2009.

Note 6—Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant, unusual or infrequently occurring items which are recorded in the interim period.  The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income or loss for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary timing differences, and the likelihood of recovering deferred tax assets generated in the current and prior years.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

The provision for income taxes for the three months ended March 31, 2010 and 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income because of state income taxes and the Company’s valuation allowance.   The Company’s effective tax rate for the three months ended March 31, 2010 and 2009, before the valuation allowance, was 36.88 % and 36.06%, respectively.

In assessing the need for a valuation allowance on the Company’s deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Based on this assessment, the Company has recorded a full valuation allowance against its net deferred tax asset as of March 31, 2010.  The Company’s evaluation of the amount of the deferred tax asset considered more likely than not to be realizable will likely change in future periods as estimates of future income change due to changes in expected future oil and gas prices and other factors, and these changes could be material.

The Company accounts for its uncertain tax positions in accordance with the provisions of the ACS Topic 740, Income Taxes.  During the three months ended March 31, 2010, there was no change to the Company’s liability for uncertain tax positions.

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

On July 1, 2009, the Company issued 1,060,000 stock options to employees of the Company under the Equity Compensation Plan.  The options have an exercise price of $2.00 per share for a total fair value of $1.1 million and vest ratably over three years.  The Company issued the same employees an additional 172,500 stock options on September 16, 2009, which vested immediately.  The options have an exercise price of $2.00 per share, and a total fair value of $178,000.  On December 8, 2009, the Company issued 100,000 options to two directors.  The options have an exercise price of $2.00 per share, and a total fair value of $64,000.

On February 7, 2010, the Company issued 100,000 options to an officer of the Company.  The options have an exercise price of $2.00 per share, a total fair value of $59,000, and vest over three years.  The Company recorded equity compensation expense during the first quarter of 2010 totaling $55,000 related to vesting of 2009 grants.

Note 8 —Commitments and Contingencies

Commitments

In the normal course of business operations, the Company has entered into operating leases for office space, office equipment and vehicles. Rental payments under these operating leases totaled $17,000 for the period ended March 31, 2010.

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

Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances.  These statements are subject to a number of known and unknown risks and uncertainties which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements.  These risks are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

General Overview and Significant Transactions

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of approximately $1.2 million for the three months ended March 31, 2010.   Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring opportunities to raise capital.  There can be no assurances that the Company will be able to secure this additional financing and, accordingly, the Company’s liquidity and ability to execute its business plan and to timely pay its obligations when due could be adversely affected.  If we fail to secure equity financing for future developments in a private placement of our common stock, we will pursue other financing options through debt arrangements, joint venture partners, farm-out agreements or the sale of assets.

You should read the following discussion in conjunction with the consolidated financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2009.

The Company, formerly known as PRB Energy, Inc. (“PRB Energy”), currently operates as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil in the Rocky Mountain Region of the United States.  On February 2, 2009, in connection with our emergence from bankruptcy, PRB Energy changed its corporate name to Black Raven Energy, Inc.

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

Pursuant to the terms of the Plan, the Company issued 1,419,339 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the holders of our previously outstanding convertible notes. The Company issued an additional 74,959 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the other claimants related to accounts payable and accrued expenses and other current liabilities. The Company also issued 13.5 million shares of common stock to West Coast Opportunity Fund, LLC (“WCOF”), the principal pre-petition secured creditor.

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, Inc. (“PRB Oil”), entered into a Limited Waiver, Consent, and Modification Agreement (the “Modification Agreement”) with WCOF. Under the Modification Agreement, we issued an Amended and Restated Senior Secured Debenture (the “Amended Debenture”), payable to WCOF in the amount of $18,450,000. The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006. Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010. See below for discussion of the second amendment. The Amended Debenture initially accrued interest at 10% per annum, payable quarterly.

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

On November 9, 2009, the Amended Debenture was amended to $18.5 million in lieu of paying $50,000 in interest to WCOF.

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

On February 7, 2010, the Company issued 100,000 options to an officer of the Company.  The options have an exercise price of $2.00 per share, and a total fair value of $59,000.  The Company recorded equity compensation expense during the first quarter of 2010 totaling $55,000.

Results of Operations

Three Months Ended March 31, 2010 (unaudited) Compared to the Three Months Ended March 31, 2009 (unaudited)

The financial information with respect to the three months ended March 31, 2010 and 2009, respectively, which is discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Three months Ended March 31, (In thousands)		Increase/ Decrease	Percentage Change
	2010	2009	2010 vs 2009	2010 vs 2009
Revenue
Natural gas sales	$143	$138	$5	3.6%
Total revenue	143	138	5	3.6%
Operating expenses
Natural gas production expense	160	169	(9)	-5.3%
Exploration expense	—	2	(2)	-100.0%
DD&A	35	75	(40)	-53.3%
G&A	643	366	277	75.7%
Total expenses	838	612	226	36.9%
Operating loss	(695)	(474)	(221)	-46.6%
Interest and other income (loss)	(5)	—	(5)	100.0%
Interest expense	(464)	(324)	140	43.2%
Reorganization items	(4)	(106)	(102)	-96.2%
Gain on reorganization	1,069	24,568	(23,499)	-95.6%
Net income (loss)	$(99)	$23,664	$(23,763)	-100.4%

Revenues

Natural gas sales for the first quarter of 2010 increased $5,000, or 3.6%, in comparison to 2009 as a result of an increase in natural gas prices, partially offset by a decrease in the volume of natural gas sold.   The average sales price during the first quarter of 2010 was $1.70 per Mcf higher than the average sales price for the first quarter of 2009 ($4.86 for 2010 compared to $3.16 for 2009) resulting in a revenue increase of $75,000. Sales volumes decreased in the first quarter of 2010 by 14,539 Mcf, from 43,845 Mcf for 2009 to 29,317 Mcf for 2010, causing a revenue decline of $70,000 for the first quarter of 2010 compared to the first quarter of 2009.

Natural Gas Lease Operating Expenses

Natural gas lease operating expenses in the first quarter of 2010 decreased $9,000, or 5.3%, to $160,000 from $169,000 in the first quarter of 2009 as a result of the reduced production volumes, as discussed above.

Depreciation, Depletion, Amortization and Impairments (“DD&A”)

DD&A expense for the first quarter of 2010 decreased $40,000, or 53.3%, from $75,000 in the first quarter of 2009 to $35,000 in the first quarter of 2010 as a result of the decrease in oil & gas production in 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the first quarter of 2010 increased by $277,000, or 75.7%, to $643,000 from $366,000 for the first quarter of 2009. This increase was primarily due to an increase in accounting, auditing and legal fees associated with the Company’s efforts to become current with its SEC and tax filing requirements, as well as the Company’s efforts to raise capital.  In addition, the Company recorded equity compensation expense during the first quarter of 2010 of $55,000, while there was no equity compensation expense recorded in the first quarter of 2009.

Gain on Reorganization

The Company’s obligation with regard to the PRB Gathering business was reflected as an Investment in Insolvent Subsidiary in the accompanying balance sheet as of December 31, 2009.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010 and a gain on reorganization of approximately $1.1 million was recognized.

Interest Expense

Interest expense for the first quarter of 2010 increased $140,000 or 43.2% to $464,000 from $324,000 for the first quarter of 2009.  This increase is directly attributable to the amortization of the discount on the Amended Debenture.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents totaled approximately $0.3 million. At March 31, 2010, the Company had a working capital deficit of $13,000, compared to working capital of $1.8 million at December 31, 2009. The decline is attributable to continued operating losses.

As noted in our risk factors (See Item 1A of our 2009 Annual Report on Form 10-K), cash and cash equivalents on hand and internally generated cash flows will require augmentation from future bank financings, asset sales, or other equity or debt financing to fund our debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures. The amount and allocation of future capital and exploitation expenditures will depend upon a number of factors including the number and size of acquisitions and drilling opportunities, our cash flows from operating and financing activities and our ability to assimilate acquisitions. Also, the impact of oil and gas market prices on investment opportunities, the availability of capital and borrowing facilities and the success of our exploitation and development activities, particularly in Colorado, could lead to changes in funding requirements for future development. If we fail to secure financing for the future development, we may pursue other financial arrangements through joint venture partners, farm-out agreements or the sale of assets.  We intend to seek equity and debt financing in the future.  We may not be able to obtain financing on acceptable terms or at all.  The maturity date of the Amended Debenture is December 31, 2011, and additional financing will be necessary in order to meet this obligation.

Cash Flow Used in Operating Activities

During the three months ended March 31, 2010, our net loss of $0.1 million included non-cash DD&A expense of $35,000, non-cash amortization of our discount on the Amended Debentures of $332,000 and a non-cash gain on reorganization of approximately $1.1 million. Cash used in operating activities of $754,000 during the three months ended March 31, 2010 compared to $862,000 for the same period of 2009.

Cash Flow Used in Investing Activities

Cash used in investing activities was $23,000 during the three months ended March 31, 2010, representing a $351,000 decrease compared to cash used in investing activities of $374,000 for the three months ended March 31, 2009.  This decrease was due to the limited available cash, which has delayed drilling operations.

Cash Flow from Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2010, compared to approximately $0.9 million for the three months ended March 31, 2009.  During the first quarter of 2009, we raised $1.5 million from the issuance of additional debentures as required by the Plan. We also repaid approximately $0.6 million for the PRB Funding DIP Loan and part of the PRB Acquisition DIP Loan during the three months ended March 31, 2009.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet financing arrangements as of March 31, 2010.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 and to the footnote disclosures included in Part I, Item 1 of this Quarterly Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.    CONTROLS AND PROCEDURES.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On March 5, 2008, PRB Energy and its subsidiaries filed voluntary petitions for relief for each business entity under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil’s Modified Second Amended Joint Plan of Reorganization.  On February 2, 2009, PRB Energy and PRB Oil emerged from bankruptcy and PRB Energy changed its name to Black Raven Energy, Inc.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010.

As of the date of filing of this Quarterly Report, we are not currently party to any material pending litigation.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors contained in our Annual Report on Form 10K for the year ended December 31, 2009.

ITEM 5.  OTHER INFORMATION.

Patrick A. Quinn was appointed as contract Chief Financial Officer for the Company on an interim basis as of January 10, 2010.   He will serve as the Principal and Accounting Officer of the Company.  Mr. Quinn is paid hourly for his services and will be included in the Company’s Equity Compensation Plan.

Mr. Quinn brings more than 30 years of accounting experience to Black Raven, including 12 years as the President of Quinn & Associates, P.C., which provides accounting, audit, tax and merger and acquisition consulting services to businesses in the real estate, mining and oil and gas industries.  He has served as the Controller of Hamilton Oil Corporation from 1981 to 1986, the contract CFO of Teton Energy Corporation from 2004 to 2006 , and the contract CFO of Intrepid Mining, LLC (predecessor to Intrepid Potash, Inc. (NYSE: IPI) from 2000 to 2008.  Mr. Quinn holds a Bachelor of Science degree in Accounting from Colorado State University.

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

3.1	Amended and Restated Articles of Incorporation of Black Raven Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 6, 2009)

3.2	Amended and Restated Bylaws of Black Raven Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 6, 2009)

4.1	Amended and Restated Senior Secured Debenture (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2009)

31.1Ç	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2Ç	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1Ç	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Ç Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Black Raven Energy, Inc.

Date: May 21, 2010	/s/ Thomas E. Riley
Thomas E. Riley
Chief Executive Officer

Date: May 21, 2010	/s/ Patrick A. Quinn
Patrick A. Quinn
Acting Chief Financial Officer