Form 10-Q
period 2010-06-30
Black Raven Energy, Inc.
filed 2010-08-16
CIK 1299966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of August 10, 2010 was 16,658,109.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6	$1,064
Accounts receivable, net	41	62
Inventory	62	62
Prepaid expenses	118	108
Total current assets	227	1,296
Oil and gas properties accounted for under the successful efforts method of accounting:
Proved properties	4,637	4,626
Unproved leaseholds	5,863	5,842
Wells-in-progress	483	483
Total oil and gas properties	10,983	10,951
Less: Accumulated depreciation, depletion and amortization	(1,226)	(1,212)
Net oil and gas properties	9,757	9,739
Gathering and other property and equipment	2,958	2,964
Less: Accumulated depreciation and amortization	(963)	(925)
Net gathering and other property and equipment	1,995	2,039
Other non-current assets:
Deferred debt issuance costs, net	212	247
Other	101	96
Total other non-current assets	313	343
TOTAL ASSETS	$12,292	$13,417

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$357	$238
Short-term borrowings from affiliate	150	—
Accrued expenses and other current liabilities	424	308
Total current liabilities	931	546
Senior secured debentures, net of discount	18,500	17,828
Asset retirement obligation	230	219
Investment in insolvent subsidiary	—	1,072
Total liabilities	19,661	19,665
Commitments and Contingencies (Note 8)
Stockholders’ deficit
Common stock, par value $.001; 150,000,000 authorized; 16,658,109 and 16,660,965 issued and outstanding, respectively	17	17
Additional paid-in-capital	29,561	29,441
Accumulated deficit	(36,947)	(35,706)
Total stockholders’ deficit	(7,369)	(6,248)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,292	$13,417

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Natural gas sales	$88	$94	$230	$232
Total revenue	88	94	230	232
Operating expenses:
Natural gas production expense	148	146	308	315
Exploration expense	11	2	11	4
Depreciation, depletion, amortization and accretion	33	67	68	143
General and administrative	564	301	1,207	666
Total operating expenses	756	516	1,594	1,128
Operating loss	(668)	(422)	(1,364)	(896)
Other income (expense):
Interest and other income	2	—	3	—
Loss on disposal of assets	—	(26)	(6)	(26)
Interest expense	(475)	(472)	(939)	(796)
Total other expense	(473)	(498)	(942)	(822)
Loss before reorganization items and income taxes	(1,141)	(920)	(2,306)	(1,718)
Reorganization items:
Gain on reorganization	—	—	1,069	24,568
Professional fees	(1)	(14)	(4)	(120)
Total reorganization items	(1)	(14)	1,065	24,448
Net income (loss) before income taxes	(1,142)	(934)	(1,241)	22,730
Income tax provision/benefit	—	—	—	—
Net income (loss)	$(1,142)	$(934)	$(1,241)	$22,730
Net income (loss) per common share—basic and diluted	$(0.07)	$(0.06)	$(0.07)	$1.63
Basic and diluted weighted average shares outstanding	16,658,109	15,118,840	16,658,709	13,913,344

The accompanying notes are an integral part of these consolidated financial statements.

Black Raven Energy, Inc. (formerly known as PRB Energy, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(1,241)	$22,730
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	68	143
Amortization of debt issuance costs	35	—
Amortization of discount on debentures	672	533
Share-based compensation expense	120	—
Gain on reorganization	(1,069)	(24,568)
Loss on sale of assets and other	6	26
Changes in assets and liabilities:
Accounts receivable	21	51
Inventory	—	(19)
Prepaid expenses	(10)	251
Other non-current assets	(5)	3
Accounts payable	110	(596)
Accrued expenses and other current liabilities	117	(24)
Net cash used in operating activities	(1,176)	(1,470)
Cash flows from investing activities
Capital expenditures	(32)	(260)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(32)	(259)
Cash flows from financing activities
Proceeds from loans	150	1,950
Repayment of loans	—	(590)
Net cash provided by financing activities	150	1,360
Net decrease in cash	(1,058)	(369)
Cash—beginning of year	1,064	472
Cash and cash equivalents—end of year	$6	$103
Supplemental disclosure of cash flow activity
Cash paid for interest	$117	$75
Supplemental schedule for non-cash activity
Accrued capital expenditures	6	67

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RAVEN ENERGY, INC. (formerly known as PRB ENERGY, INC.)

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

On January 16, 2009, the Bankruptcy Court entered an order confirming PRB Energy’s and PRB Oil and Gas, Inc.’s (“PRB Oil”), a wholly-owned subsidiary of PRB Energy, Modified Second Amended Joint Plan of Reorganization (the “Plan”).  The effective date of the Plan was deemed to be February 2, 2009 (the “Effective Date”).  Pursuant to the Plan, all 8,721,994 shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc.  The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants, with such new common stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations. After the effective date, PRB Oil was merged into the Company.

We deconsolidated PRB Gathering, Inc. (“PRB Gathering”), a wholly-owned subsidiary of PRB Energy, during the fourth quarter of 2008. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.  The Company’s investment/obligation with regard to the PRB Gathering business is reflected as an Investment in Insolvent Subsidiary in the accompanying balance sheet as of December 31, 2009.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010 and a gain on reorganization was recognized for the amount of the Company’s obligation for PRB Gathering.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of approximately $2.3 million for the six months ended June 30, 2010.   Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Farmout Agreement

On July 23, 2010, the Company entered into a Farmout Agreement (the “Farmout Agreement”) with Atlas Resources, LLC, a wholly-owned subsidiary of Atlas Energy, Inc. (“Atlas”), relating to natural gas drilling within an area of mutual interest in Phillips and Sedgwick counties, Colorado and Perkins, Chase and Dundy counties, Nebraska (the “AMI”).

Under the terms of the Farmout Agreement, Atlas has agreed to drill six initial wells identified in the Farmout Agreement (the “Initial Wells”) and to complete certain initial projects, including 3D seismic shoots, upgrade of sales meter equipment, and the change-out of compressors and upgrade of a dehydrator at a Company facility.  The Company assigned to Atlas all of its rights, title and interests in the defined areas around the planned wellbores (the “Drilling Units”) for the Initial Wells.

The Farmout Agreement also provides for Atlas, at its discretion, to drill additional wells in the AMI in accordance with work plans approved by Atlas under the Farmout Agreement (each a “Work Plan”).  The initial Work Plan approved by Atlas covering the period from July 23, 2010 to April 30, 2011 provides for Atlas, at its discretion, to drill 60 additional wells.  For each six month period after April 30, 2011, Atlas must submit a proposal to the Company setting forth the numbers of wells that it proposes to drill for such six month period (the “Drilling Proposal”) and the Company must provide a Work Plan to be approved by Atlas outlining the development plan for the wells set forth in the Drilling Proposal.  In the event that Atlas determines not to drill at least 60 wells in the course of any six month period, the Company shall have the right, during such six month period, to drill for its own account that number of wells equal to the difference between 60 wells and the number of wells agreed to be drilled by Atlas.  Upon payment of a well-site fee and delivery of an executed authorization for expenditure (AFE) for such well by Atlas, the Company will assign all of its right, title and interest in the Drilling Units established for such well.

The Farmout Agreement also provides for certain rights of the Company and Atlas with respect to the drilling of “deep wells” and for the payment of drilling and future 3D seismic costs.

In consideration for the agreements made under the Farmout Agreement, Atlas paid the Company $1,000,000 upon execution of the Farmout Agreement.  In addition, Atlas agreed to pay the Company a $60,000 well-site fee for each well drilled by Atlas in the AMI, including the Initial Wells.  The Company will also receive an undivided six percent of eight eighths (6% of 8/8ths) overriding royalty interest on all of the oil and gas produced and sold that is attributable to the Drilling Units assigned to Atlas under the Farmout Agreement, subject to certain deductions.

The term of the Farmout Agreement is ten years, subject to earlier termination pursuant to the terms set forth therein.

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

Income Taxes - We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.  In evaluating the ability to realize net deferred tax assets, we will take into account a number of factors, primarily relating to our ability to generate taxable income. We have recognized, before the valuation allowance, a net deferred tax asset attributable to the net operating losses as of June 30, 2010 and December 31, 2009.  FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized.  As a result of this analysis, we have recorded a full valuation allowance against the Company’s net deferred tax asset.

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

Revenue Recognition - Revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collectability of the revenue is probable.  We derive revenue from the sale of produced natural gas.  We report revenue at the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  Revenues from the production of gas properties in which we have an interest with other producers are recognized on the basis of our net working interest.  At the end of each month, we calculate a revenue accrual based on the estimates of production delivered to or transported for the purchaser.

Property and Equipment - Gas Gathering and Other - Gathering assets, including compressor sites and pipelines, are recorded at cost and depreciated using the straight line method over 10 years.  Other property and equipment, such as office furniture, computer and related software and equipment, automobiles and leasehold improvements are recorded at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or underlying leases, in respect to leasehold improvements, ranging from three to ten years.

Oil and Gas Producing Properties - We have elected to follow the successful efforts method of accounting for our oil and gas properties.  Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves.  If an exploratory well does not find proved reserves, the costs of drilling the unsuccessful exploratory well are charged to expense.  Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures in the consolidated statements of cash flows.  The cost of development wells, whether productive or not, is capitalized.

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

Impairment of Long-Lived Assets - In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”),  we  group assets at the field level and periodically review the carrying value of our property and equipment to test whenever current events or circumstances indicate that such carrying value may not be recoverable.  If the tests indicate that the carrying value of the asset is greater than the estimated future undiscounted cash flows to be generated by such asset, an impairment adjustment will be recognized.  Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value.  We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

Discount of Debt - On February 2, 2009, we issued an Amended and Restated Senior Secured Debenture payable to West Coast Opportunity Fund, LLC (“WCOF”) in the amount of $18,450,000 (the “Amended Debenture”).  We recorded a $1.4 million discount on the Amended Debenture in first quarter of 2009.  The discount on the Amended Debenture was amortized using the retrospective interest method, and is fully amortized at June 30, 2010.  The discount is included in the balance of the Amended Debenture at December 31, 2009.

Net Loss Per Share - We account for earnings (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Under ASC Topic 260, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities.   Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants and in-the-money outstanding stock options to purchase our common stock for the period ended June 30, 2010. Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants and in-the-money outstanding stock options to purchase our common stock.  Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.  For the periods ended June 30, 2010 and 2009, there were no potentially dilutive securities outstanding whose effect would be dilutive to our earnings per share calculation.

Potentially dilutive securities, which have been excluded from the determination of diluted earnings per share because their effect would be anti-dilutive, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Warrants	1,494,298	1,494,298	1,494,298	1,494,298
Options	1,432,500	—	1,432,500	—
Total potentially dilutive shares excluded	2,926,798	1,494,298	2,926,798	1,494,298

Subsequent to June 30, 2010, we did not issue any dilutive securities which would have increased the number of potentially dilutive shares.

Comprehensive Income (Loss) - We account for comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which established standards for the reporting and presentation of comprehensive income (loss) in our consolidated financial statements.  For the six months ended June 30, 2010 and 2009, comprehensive loss is equal to net loss as reported in our consolidated statement of operations.

Off-Balance Sheet Arrangements — We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), or SPEs which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2010, the Company is not involved in any off-balance sheet arrangements.

Fair Value of Financial Instruments - Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and secured debentures, are carried at cost.  At June 30, 2010, the fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates carrying value due to the short term nature of these instruments.  The fair value of our debentures at June 30, 2010 is approximately $16.6 million, based on a discounted cash flow model using expected future cash flows.

Concentrations of Credit Risk - Revenues from customers which represented 10% or more of our gas sales for the three and six months ended June 30, 2010 and 2009,  respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2010	2009	2010	2009
	(% of total revenue)		(% of total revenue)
A – Exploration and Production	69%	71%	67%	71%
B – Exploration and Production	31%	29%	33%	29%

Industry Segment and Geographic Information - In January 2009, the Company began operating in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Note 2—Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures-Improving Disclosures about Fair Value Measurements” (“ASC Update 2010-06”), that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and the transfers between Levels 1 and 2. This new authoritative guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which will be effective for the Company as of January 1, 2011. The adoption of ASC Update 2010-06 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted FASB ASC Update 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements,” which removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  This authoritative guidance was effective upon issuance on February 24, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 3—Emergence from Chapter 11 Bankruptcy

On January 16, 2009, the Bankruptcy Court entered an order confirming the Plan, with an effective date of February 2, 2009.  Pursuant to the Plan, all 8,721,994 outstanding shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc. The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants.

Pursuant to the terms of the Plan, the Company issued 1,419,339 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the holders of our previously outstanding convertible notes. The Company issued an additional 74,959 shares of common stock, along with one warrant for each share at an exercise price of $2.50 per share, on a pro-rata basis to the other claimants related to accounts payable, accrued expenses and other current liabilities. The Company also issued 13.5 million shares of common stock to WCOF, the principal pre-petition secured creditor.

After the effective date of the Plan, PRB Oil was merged into the Company.  We deconsolidated PRB Gathering during the fourth quarter of 2008. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010.

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

A reconciliation of the Company’s asset retirement obligations is as follows:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Asset retirement obligations, beginning of period	$219	$345
Sale of assets	—	—
Accretion expense	11	12
Revision to estimated cash flows	—	—
Asset retirement obligations, end of period	$230	$357

Note 5—Borrowings

As of June 30, 2010 and December 31, 2009, our borrowings consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Amended senior secured debentures	$18,500	$18,500
Less discount	—	(672)
Total borrowings, net of discount	18,500	17,828
Less current portion	—	—
Total borrowings, net of discount and current portion	$18,500	$17,828

Amended and Restated Senior Secured Debentures

On February 2, 2009, in connection with the consummation of the Plan, we, along with our subsidiary PRB Oil, entered into a Modification Agreement with WCOF.  Under the Modification Agreement, we issued the Amended Debenture, payable to WCOF in the amount of $18.45 million.  The Amended Debenture superseded and amended the senior secured debentures issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd. on December 28, 2006.  Under the terms of the Amended Debenture, $3.75 million of the outstanding principle balance and unpaid accrued interest were initially due on December 31, 2009, with the remainder of the outstanding balance and unpaid accrued interest due on December 31, 2010.  The Amended Debenture accrued interest at 10% per annum payable quarterly.

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

On January 10, 2010, WCOF agreed to extend the due date for all principal payments in connection with the Amended Debenture to June 30, 2013 subject to the Company raising $25 million in new equity by February 10, 2010.  As the Company did not raise the required capital, the due date for all principal payments remains December 31, 2011.

On July 23, 2010, the Company and WCOF entered into the Third Amendment to the Amended Debenture. Pursuant to the terms of the Third Amendment, the Amended Debenture was amended as follows: (i) all current unpaid and accrued interest will be added to the outstanding principal balance of the Amended Debenture, (ii) for the period from July 1, 2010 through December 31, 2011, the Company will not be required to make any payments of accrued interest on the Amended Debenture and such accrued interest will be added to the outstanding principal balance, and (iii) no event of default shall occur on the Amended Debenture until written notice of default is given to the Company by WCOF and such default shall have continued for a period of 30 days after written notice is delivered to the Company.

As the stated rate at which the Company currently pays interest is not a prevailing rate at which the Company could obtain third party financing, the Company has calculated and recorded its obligation under the Amended Debenture at a discount in the accompanying balance sheet.  Due to the variable nature of the interest to be paid under the Amended Debenture, the Company uses the retrospective method to amortize its discount and impute interest on the Amended Debenture.  For the three months and six months ended June 30, 2010, the Company has recorded $340,000 and $672,000 of interest expense, respectively, related primarily to the amortization of the discount on its Amended Debenture.  The interest expense for the three and six months ended June 30, 2009 was $145,841 and $238,434, respectively.

Short-Term Borrowings from Affiliate

The Company received a cash advance from WCOF on May 27, 2010 in the amount of $150,000.  An additional cash advance of $100,000 was made from WCOF on July 2, 2010.  Both advances, plus accrued interest at 10% per annum from the date of each advance, are due within thirty days of the Company’s receipt of the cash payment for the Well-Site Fees (as defined in the Farmout Agreement) related to the first sixty wells drilled under the Farmout Agreement.

PRB Funding Prepetition Loan

Immediately prior to the filing of the Chapter 11 petitions, the Company borrowed $300,000 from PRB Funding, LLC (“PRB Funding”) due on February 28, 2009.  PRB Funding was formed by three members of our Board of Directors. The PRB Funding Loan was secured by substantially all of the assets of PRB Energy and was repaid in 2009.

Post-Petition Debtor-in-Possession Financing

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

The provision for income taxes for the six months ended June 30, 2010 and 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income because of state income taxes and the Company’s valuation allowance.   The Company’s effective tax rate for the three months ended June 30, 2010 and 2009, before valuation allowance, was 37.96% and 36.06%, respectively.  The Company’s effective tax rate for the six months ended June 30, 2010 and 2009, before the valuation allowance, was 37.97 % and 36.06%, respectively.

In assessing the need for a valuation allowance on the Company’s deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Based on this assessment, the Company has recorded a full valuation allowance against its net deferred tax asset as of June 30, 2010.  The Company’s evaluation of the amount of the deferred tax asset considered more likely than not to be realizable will likely change in future periods as estimates of future income change due to changes in expected future oil and gas prices and other factors, and these changes could be material.

The Company accounts for its uncertain tax positions in accordance with the provisions of the ACS Topic 740.  During the six months ended June 30, 2010, there was no change to the Company’s liability for uncertain tax positions.

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

On February 7, 2010, the Company issued 100,000 options to an officer of the Company.  The options have an exercise price of $2.00 per share, a total fair value of $59,000 and vest over three years.  The Company recorded equity compensation expense for the three and six months ended June 30, 2010 totaling $65,000 and $120,000, respectively, related to vesting of the 2009 and 2010 grants.

Note 8 —Commitments and Contingencies

Commitments

In the normal course of business operations, the Company has entered into operating leases for office space, office equipment and vehicles. Rental payments under these operating leases for the three months ended June 30, 2010 and 2009 totaled $34,000 and $19,000, respectively.  Rental payments for the six months ended June 30, 2010 and 2009 totaled $51,000 and $58,000, respectively.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss before reorganization items of approximately $2.3 million for the six months ended June 30, 2010.   Cash and cash equivalents on hand and internally generated cash flows will not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring opportunities to raise capital.  There can be no assurances that the Company will be able to secure this additional financing and, accordingly, the Company’s liquidity and ability to execute its business plan and to timely pay its obligations when due could be adversely affected.  If the Company fails to secure equity financing for future developments in a private placement of our common stock, it intends to pursue other financing options through debt arrangements, joint venture partners, farm-out agreements or the sale of assets.

On July 23, 2010, the Company entered into a Farmout Agreement (the “Farmout Agreement”) with Atlas Resources, LLC, a wholly-owned subsidiary of Atlas Energy, Inc. (“Atlas”), relating to natural gas drilling within an area of mutual interest in Phillips and Sedgwick counties, Colorado and Perkins, Chase and Dundy counties, Nebraska (the “AMI”).

Under the terms of the Farmout Agreement, Atlas has agreed to drill six initial wells identified in the Farmout Agreement (the “Initial Wells”) and to complete certain initial projects, including 3D seismic shoots, upgrade of sales meter equipment, and the change-out of compressors and upgrade of a dehydrator at a Company facility.  The Company assigned to Atlas all of its rights, title and interests in the defined areas around the planned wellbores (the “Drilling Units”) for the Initial Wells.

The Farmout Agreement also provides for Atlas, at its discretion, to drill additional wells in the AMI in accordance with work plans approved by Atlas under the Farmout Agreement (each a “Work Plan”).  The initial Work Plan approved by Atlas covering the period from July 23, 2010 to April 30, 2011 provides for Atlas, at its discretion, to drill 60 additional wells.  For each six month period after April 30, 2011, Atlas must submit a proposal to the Company setting forth the numbers of wells that it proposes to drill for such six month period (the “Drilling Proposal”) and the Company must provide a Work Plan to be approved by Atlas outlining the development plan for the wells set forth in the Drilling Proposal.  In the event that Atlas determines not to drill at least 60 wells in the course of any six month period, the Company shall have the right, during such six month period, to drill for its own account that number of wells equal to the difference between 60 wells and the number of wells agreed to be drilled by Atlas.  Upon payment of a well-site fee and delivery of an executed authorization for expenditure (AFE) for such well by Atlas, the Company will assign all of its right, title and interest in the Drilling Units established for such well.

The Farmout Agreement also provides for certain rights of the Company and Atlas with respect to the drilling of “deep wells” and for the payment of drilling and future 3D seismic costs.

In consideration for the agreements made under the Farmout Agreement, Atlas paid the Company $1,000,000 upon execution of the Farmout Agreement.  In addition, Atlas agreed to pay the Company a $60,000 well-site fee for each well drilled by Atlas in the AMI, including the Initial Wells.  The Company will also receive an undivided six percent of eight eighths (6% of 8/8ths) overriding royalty interest on all of the oil and gas produced and sold that is attributable to the Drilling Units assigned to Atlas under the Farmout Agreement, subject to certain deductions.

The term of the Farmout Agreement is ten years, subject to earlier termination pursuant to the terms set forth therein.

Emergence from Bankruptcy

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

On January 16, 2009, the Bankruptcy Court entered an order confirming the Plan, with an effective date of February 2, 2009.  Pursuant to the Plan, all 8,721,994 outstanding shares of PRB Energy’s common stock were cancelled and PRB Energy changed its corporate name to Black Raven Energy, Inc. The Plan provided that we continue as a public company following our emergence from bankruptcy and for the issuance of new common stock of Black Raven to certain claimants, with such New Common Stock to be traded on the OTC Bulletin Board or a nationally recognized securities exchange, subject to compliance with applicable regulations.

After the effective date of the Plan, PRB Oil was merged into the Company.  We deconsolidated PRB Gathering during the fourth quarter of 2008. Effective November 1, 2008, control of the Recluse Gathering System was turned over to a receiver appointed by the State Court of Wyoming.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The financial information with respect to the three months ended June 30, 2010 and 2009, respectively, which is discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Three Months
	Ended June 30,		Increase/	Percentage
	(In thousands)		Decrease	Change
	2010	2009	2010 vs 2009	2010 vs 2009
Revenue
Natural gas sales	$88	$94	$(6)	-6.4%
Total revenue	88	94	(6)	-6.4%
Operating expenses
Natural gas production expense	148	146	2	1.4%
Exploration expense	11	2	9	450.0%
DD&A	33	67	(34)	-50.7%
G&A	564	301	263	87.4%
Total expenses	756	516	240	46.5%
Operating loss	(668)	(422)	(246)	-58.3%
Interest and other income (loss)	2	—	2	100.0%
Interest expense	(475)	(472)	3	0.6%
Reorganization items and other	(1)	(40)	(39)	-97.5%
Net income (loss)	$(1,142)	$(934)	$(280)	30.0%

Revenues

Natural gas sales for the second quarter of 2010 decreased $6,000, or 6.4%, from $94,000 in the second quarter of 2009 to $88,000 in the second quarter of 2010 as a result of a decrease in the volume of natural gas sold, partially offset by an increase in

natural gas prices.   Sales volumes decreased in the second quarter of 2010 by 13,269 Mcf, from 37,152 Mcf for the second quarter of 2009 to 23,883 Mcf for the second quarter of 2010, causing a revenue decline of $34,000 for the second quarter of 2010 compared to the second quarter of 2009.  The average sales price during the second quarter of 2010 was $1.15 per Mcf higher than the average sales price for the second quarter of 2009 ($3.68 for 2010 compared to $2.53 for 2009) resulting in a revenue increase of $28,000.

Natural Gas Lease Operating Expenses

Natural gas lease operating expenses in the second quarter of 2010 increased $2,000, or 1.4%, to $148,000 from $146,000 in the second quarter of 2009 as a result of an increase in chemical costs due to a chemical foam being used to assist production.

Depreciation, Depletion, Amortization and Impairments (“DD&A”)

DD&A expense for the second quarter of 2010 decreased $34,000, or 50.7%, from $67,000 in the second quarter of 2009 to $33,000 in the second quarter of 2010 as a result of the decrease in gas production in 2010.

General and Administrative Expenses (“G&A”)

G&A expenses for the second quarter of 2010 increased by $263,000, or 74.6%, to $564,000 from $301,000 for the second quarter of 2009. This increase was primarily due to an increase in accounting, auditing and legal fees associated with the Company’s efforts to become current with its SEC and tax filing requirements, as well as the Company’s efforts to raise capital.  In addition, the Company recorded equity compensation expense during the second quarter of 2010 of $65,000, while there was no equity compensation expense recorded in the second quarter of 2009.

Interest Expense

Interest expense for the second quarter of 2010 increased $3,000, or 0.6%, to $475,000 from $472,000 for the second quarter of 2009.  This increase is attributable to the increased amortization of the discount on the Amended Debenture for the second quarter of 2010.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The financial information with respect to the six months ended June 30, 2010 and 2009, respectively, which is discussed below, is unaudited.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Six Months
	Ended June 30,		Increase/	Percentage
	(In thousands)		Decrease	Change
	2010	2009	2010 vs 2009	2010 vs 2009
Revenue
Natural gas sales	$230	$232	$(2)	-0.9%
Total revenue	230	232	(2)	-0.9%
Operating expenses
Natural gas production expense	308	315	(7)	-2.2%
Exploration expense	11	4	7	175.0%
DD&A	68	143	(75)	-52.4%
G&A	1,207	666	541	81.2%
Total expenses	1,594	1,128	466	41.3%
Operating loss	(1,364)	(896)	(468)	-52.2%
Interest and other income (loss)	3	—	3	100.0%
Interest expense	(939)	(796)	143	18.0%
Reorganization items and other	(10)	(146)	(136)	-93.2%
Gain on reorganization	1,069	24,568	(23,499)	-95.6%
Net income (loss)	$(1,241)	$22,730	$(23,971)	-105.5%

Revenues

Natural gas sales for the six months ended June 30, 2010 decreased $2,000, or 0.9%, in comparison to the six months ended June 30, 2009 as a result of a decrease in the volume of natural gas sold, partially offset by an increase in natural gas prices.   The average sales price during the six months ended June 30, 2010 was $1.46 per Mcf higher than the average sales price for the six months ended June 30, 2009 ($4.33 for 2010 compared to $2.87 for 2009) resulting in a revenue increase of $78,000. Sales volumes decreased during the six months ended June 30, 2010 by 27,807 Mcf, from 81,007 Mcf for the six months ended June 30, 2009 to 53,200 Mcf for the six month ended June 30, 2010, causing a revenue decline of $80,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Natural Gas Lease Operating Expenses

Natural gas lease operating expenses during the six months ended June 30, 2010 decreased $7,000, or 2.2%, to $308,000 from $315,000 for the six months ended June 30, 2009 as a result of the reduced production volumes, as discussed above.

Depreciation, Depletion, Amortization and Impairments

DD&A expense for the six months ended June 30, 2010 decreased $75,000, or 52.4%, from $143,000 for the six months ended June 30, 2009 to $68,000 for the six months ended June 30, 2010 as a result of the decrease in gas production in 2010.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2010 increased by $541,000, or 81.2%, to $1,207,000 from $666,000 for the six months ended June 30, 2009. This increase was primarily due to an increase in accounting, auditing and legal fees associated with the Company’s efforts to become current with its SEC and tax filing requirements, as well as the Company’s efforts to raise capital.  In addition, the Company recorded equity compensation expense during the six months ended June 30, 2010 of $120,000, while there was no equity compensation expense recorded during the six months ended June 30, 2009.

Gain on Reorganization

The Company’s obligation with regard to the PRB Gathering business was reflected as an Investment in Insolvent Subsidiary in the accompanying balance sheet as of December 31, 2009.  PRB Gathering emerged from Chapter 11 Bankruptcy on February 17, 2010 and a gain on reorganization of approximately $1.1 million was recognized.

During the six months ended June 30, 2009, the Company recorded a gain on reorganization of approximately $24.6 million, related to PRB Energy’s emergence from bankruptcy effective February 2, 2009.

Interest Expense

Interest expense for the six months ended June 30, 2010 increased $143,000, or 18%, to $939,000 from $796,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  This increase is attributable to the amortization of the discount on the Amended Debenture.

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents totaled approximately $6,000. At June 30, 2010, the Company had a working capital deficit of $704,000 compared to working capital of $750,000 at December 31, 2009. The decline is attributable to continued operating losses.

As noted in our risk factors (See Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009), cash and cash equivalents on hand and internally generated cash flows will require augmentation from future bank financings, asset sales, or other equity or debt financing to fund our debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures. The amount and allocation of future capital and exploitation expenditures will depend upon a number of factors including the number and size of acquisitions and drilling opportunities, our cash flows from operating and financing activities and our ability to assimilate acquisitions. Also, the impact of oil and gas market prices on investment opportunities, the availability of capital and borrowing facilities and the success of our exploitation and development activities, particularly in Colorado, could lead to changes in funding requirements for future development. If we fail to secure financing for the future development, we may pursue other financial arrangements through joint venture partners, farm-out agreements or the sale of assets.  We intend to seek equity and debt financing in the future.  We may not be able to obtain financing on acceptable terms or at all.  The maturity date of the Amended Debenture is December 31, 2011, and additional financing will be necessary in order to meet this obligation.

On July 23, 2010, the Company entered the Farmout Agreement with Atlas. In consideration for the agreements made under the Farmout Agreement, Atlas paid the Company $1.0 million upon execution of the Farmout Agreement.  In addition, Atlas agreed to pay the Company a $60,000 well-site fee for each well drilled by Atlas under the Farmout Agreement.  The Company will also receive an undivided six percent of eight eighths (6% of 8/8ths) overriding royalty interest on all of the oil and gas produced and sold that is attributable to the Drilling Units assigned to Atlas under the Farmout Agreement, subject to certain deductions.

Cash Flow Used in Operating Activities

During the six months ended June 30, 2010, our net loss of $1.2 million included non-cash DD&A expense of $68,000, non-cash amortization of our discount on the Amended Debentures of $672,000 and a non-cash gain on reorganization of approximately $1.1 million. Cash used in operating activities was $1.2 million during the six months ended June 30, 2010 compared to $1.5 million for the same period of 2009.

Cash Flow Used in Investing Activities

Cash used in investing activities was $32,000 during the six months ended June 30, 2010, representing a $227,000 decrease compared to cash used in investing activities of $259,000 for the six months ended June 30, 2009.  This decrease was due to the limited available cash, which has delayed drilling operations.

Cash Flow from Financing Activities

Cash of $150,000 was provided by financing activities during the six months ended June 30, 2010, compared to approximately $1.4 million for the six months ended June 30, 2009.  During the second quarter of 2009, we raised $2 million from the issuance of additional debentures as required by the Plan. We also repaid approximately $0.6 million for the PRB Funding DIP Loan and part of the PRB Acquisition DIP Loan during the six months ended June 30, 2009.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet financing arrangements as of June 30, 2010.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

We are not currently party to any material pending litigation.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
2.1

Modified Second Amended Joint Plan of Reorganization Filed by PRB Energy, Inc. and PRB Oil & Gas, Inc., dated December 3, 2008 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 21, 2009)

3.1	Amended and Restated Articles of Incorporation of Black Raven Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 6, 2009)

3.2	Amended and Restated Bylaws of Black Raven Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 6, 2009)

4.1	Amended and Restated Senior Secured Debenture (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2009)

31.1┼	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2┼	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1┼	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

┼ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Black Raven Energy, Inc.

Date: August 16, 2010	/s/ Thomas E. Riley
Thomas E. Riley Chief Executive Officer

Date: August 16, 2010	/s/ Patrick A. Quinn
Patrick A. Quinn Acting Chief Financial Officer