Form 10-Q
period 2011-06-30
Black Raven Energy, Inc.
filed 2011-08-15
CIK 1299966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2011 was 16,893,057.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Black Raven Energy, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$698	$948
Restricted cash (Note 3)	3,125	5,637
Accounts receivable, net	357	282
Inventory	53	53
Prepaid expenses	439	260
Total current assets	4,672	7,180
Oil and gas properties accounted for under the successful efforts method of accounting:
Proved properties	5,262	5,113
Unproved leaseholds	2,605	3,375
Wells-in-progress	38	48
Total oil and gas properties	7,905	8,536
Less: Accumulated depreciation, depletion and amortization	(1,296)	(1,265)
Net oil and gas properties	6,609	7,271
Gathering and other property and equipment	3,073	2,962
Less: Accumulated depreciation and amortization	(1,020)	(974)
Net gathering and other property and equipment	2,053	1,988
Other non-current assets:
Other	143	152
Total other non-current assets	143	152
TOTAL ASSETS	$13,477	$16,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Raven Energy, Inc.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$818	$1,234
Accrued expenses and other current liabilities	913	656
Advances from Atlas (Note 3)	3,195	4,824
Total current liabilities	4,926	6,714
Senior secured debentures, net of discount	18,848	18,848
Asset retirement obligation	282	241
Total liabilities	24,056	25,803
Commitments and Contingencies (Note 9)
Stockholders’ deficit
Common stock, par value $.001; 150,000,000 authorized; 16,893,057 and 16,660,965 issued and outstanding, respectively	17	17
Additional paid-in-capital	30,340	29,744
Accumulated deficit	(40,936)	(38,973)
Total stockholders’ deficit	(10,579)	(9,212)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,477	$16,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Raven Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue and other income:
Natural gas sales	$123	$88	$247	$230
Gain on sale of oil and gas properties (Note 3)	—	—	109	—
Total operating revenue and other income	123	88	356	230
Operating expenses:
Natural gas production expense	35	148	148	308
Exploration expense	6	11	6	11
Depreciation, depletion, amortization and accretion	46	33	89	68
General and administrative	603	564	1,167	1,207
Total operating expenses	690	756	1,410	1,594
Operating loss	(567)	(668)	(1,054)	(1,364)
Other income (expense):
Interest and other income	18	2	25	3
Gain (loss) on disposal of assets	—	—	—	(6)
Interest expense	(470)	(475)	(935)	(939)
Total other expense	(452)	(473)	(910)	(942)
Loss before reorganization items and income taxes	(1,019)	(1,141)	(1,964)	(2,306)
Reorganization items:
Gain on reorganization	—	—	—	1,069
Professional fees	—	(1)	—	(4)
Total reorganization items	—	(1)	—	1,065
Net loss before income taxes	(1,019)	(1,142)	(1,964)	(1,241)
Income tax provision/benefit	—	—	—	—
Net loss	$(1,019)	$(1,142)	$(1,964)	$(1,241)
Net loss per common share—basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.07)
Basic and diluted weighted average shares outstanding	16,808,792	16,658,109	16,793,464	16,658,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Raven Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,964)	$(1,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of oil and gas properties	(109)	—
Depreciation, depletion, amortization and accretion	89	68
Amortization of debt issuance costs	—	35
Amortization of discount on debentures	—	672
Share-based compensation expense	126	120
Non-cash interest expense	470	—
Gain on reorganization	—	(1,069)
Loss on sale of assets	—	6
Changes in assets and liabilities:
Accounts receivable	(75)	21
Prepaid expenses	(179)	(10)
Other non-current assets	9	(5)
Restricted cash (Note 3)	2,512	—
Advances from Atlas (Note 3)	(1,629)	—
Accounts payable	(532)	110
Accrued expenses and other current liabilities	257	117
Net cash used in operating activities	(1,025)	(1,176)
Cash flows from investing activities
Capital expenditures	(245)	(32)
Proceeds from Farmout Agreement (Note 3)	1,020	—
Net cash provided by (used in) investing activities	775	(32)
Cash flows from financing activities
Proceeds from loans	—	150
Net cash provided by financing activities	—	150
Net decrease in cash	(250)	(1,058)
Cash—beginning of period	948	1,064
Cash and cash equivalents—end of period	$698	$6
Supplemental disclosure of cash flow activity
Cash paid for interest	$230	$117
Supplemental schedule of non-cash investing and financing activities
Accrued capital expenditures	$123	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLACK RAVEN ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Black Raven Energy, Inc. and its subsidiaries (“Black Raven,” the “Company,” “us,” “our” or “we”), operate as an independent energy company engaged in the acquisition, exploitation, development and production of natural gas and oil in the Rocky Mountain region of the United States.

On March 5, 2008, the Company and its subsidiaries filed voluntary petitions for relief (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  The Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On January 16, 2009, the Bankruptcy Court entered an order confirming a Modified Second Amended Joint Plan of Reorganization (the “Plan”) of the Company and PRB Oil and Gas, Inc. (“PRB Oil”), a wholly-owned subsidiary.  The effective date of the Plan was February 2, 2009 (the “Effective Date”).  After the Effective Date, PRB Oil was merged into the Company.  On the Effective Date, we issued an Amended and Restated Senior Secured Debenture (the “Amended Debenture”) payable to West Coast Opportunity Fund, LLC (“WCOF”), the principal pre-petition secured creditor, in the original principal amount of $18,450,000.  WCOF also became our principal stockholder as of the Effective Date.

Effective November 1, 2008, control of the Recluse Gathering System owned by PRB Gathering, Inc. (“PRB Gathering”), a wholly-owned subsidiary, was turned over to a receiver appointed by the State Court of Wyoming. Based on our loss of control, we deconsolidated PRB Gathering during the fourth quarter of 2008.  PRB Gathering was dismissed from Chapter 11 Bankruptcy on February 17, 2010, and a gain on reorganization of approximately $1.1 million was recognized.  Upon PRB Gathering’s dismissal from bankruptcy, the Company reacquired control of PRB Gathering.  PRB Gathering had no significant assets or liabilities as of June 30, 2011 and December 31, 2010 and no significant operations for the six months ended June 30, 2011 and 2010.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company continues to experience net losses from its operations, reporting a net loss of $2.0 million for the six months ended June 30, 2011.  Cash and cash equivalents on hand and internally generated cash flows may not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company entered into a Farmout Agreement dated July 23, 2010 (the “Farmout Agreement”) with Atlas Resources, LLC (“Atlas”), as further discussed in Note 3.  The Farmout Agreement is expected to provide the Company sufficient cash flow to continue drilling operations on behalf of Atlas on the properties subject to the agreement. There can be no assurances that the cash flow generated from the Farmout Agreement will be sufficient to execute the Company’s business plan.

On July 27, 2011, the Company completed the purchase of the oil and gas properties in the Adena Field in Morgan County, Colorado (the “Adena Properties”) as further discussed in Note 4.

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

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2011, through the filing date of this report.

Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in its 2010 Annual Report on Form 10-K (“2010 10-K”), and are supplemented throughout the notes to condensed consolidated financial statements in this report.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2010 Form 10-K.

Net Earnings (Loss) Per Share - We account for earnings (loss) per share (“EPS”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share” (“ASC Topic 260”).  Under ASC Topic 260, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculation consist of outstanding warrants and in-the-money outstanding stock options to purchase our common stock for the periods ended June 30, 2011 and 2010. Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.  For the periods ended June 30, 2011 and 2010, there were no potentially dilutive securities outstanding whose effect would be dilutive to our earnings (loss) per share calculation.

Potentially dilutive securities, which have been excluded from the determination of diluted earnings (loss) per share because their effect would be anti-dilutive, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Warrants	1,494,298	1,494,298	1,494,298	1,494,298
Options	1,647,500	1,432,500	1,647,500	1,432,500
Total potentially dilutive shares excluded	3,141,798	2,926,798	3,141,798	2,926,798

Subsequent to June 30, 2011, we did not issue any dilutive securities that would have increased the number of potentially dilutive shares.

Fair Value of Financial Instruments - Our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and secured debentures, are carried at cost.  At June 30, 2011, the fair value of the cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to the short term nature of these instruments.  Due to the nature of the Amended Debenture, the Company is unable to reliably estimate its fair value at June 30, 2011.

Concentration of Credit Risk - Revenues from customers that represented 10% or more of our gas sales for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2011	2010	2011	2010
	(% of total revenue)		(% of total revenue)
A	55%	69%	60%	67%
B	18%	31%	21%	33%
C	27%	—	19%	—

Note 2—Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and transfers between Levels 1 and 2. This new authoritative guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which were effective for the Company on January 1, 2011. The adoption of ASC Update 2010-06 did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued new fair value measurement authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value.  This guidance is effective for annual periods beginning after December 15, 2011.  The Company is currently evaluating this guidance and assessing the impact, if any, it may have on the Company’s fair value disclosures.

In June 2011, the FASB issued new authoritative guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement or two consecutive financial statements. This guidance is effective for annual periods beginning after December 15, 2011.  The Company is currently evaluating this guidance and assessing the impact it will have on the Company’s comprehensive income disclosures.

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

As of June 30, 2011, drilling of the Initial Wells had been completed, and Atlas had funded and drilled an additional 40 wells pursuant to the initial Work Plan.  Restricted cash of $3,125,000 and $5,637,000 at June 30, 2011 and December 31, 2010, respectively, includes cash received from Atlas restricted for drilling activities in connection with oil and gas properties subject to the Farmout Agreement.  The accounts payable balances at June 30, 2011 and December 31, 2010 contain drilling costs related to the Farmout Agreement of $557,000 and $813,000, respectively.  Advances from Atlas of $3,195,000 at June 30, 2011 include prepaid well-site fees of $600,000 and cash received from Atlas restricted for drilling activities in connection with oil and gas properties subject to the Farmout Agreement.  Advances from Atlas of $4,824,000 at December 31, 2010 include cash received from Atlas restricted for drilling activities in connection with oil and gas properties subject to the Farmout Agreement.

On June 3, 2011, Atlas submitted its Drilling Proposal for the six month period beginning May 1, 2011 in which it proposed to drill 135 wells after July 1, 2011.  The Company submitted a Work Plan which Atlas approved and drilling will commence by August 15, 2011.

In consideration for the agreements made under the Farmout Agreement, Atlas paid the Company $1,000,000 upon execution of the Farmout Agreement.  In addition, Atlas agreed to pay the Company a $60,000 well-site fee for each well drilled by Atlas in the AMI, including the Initial Wells.  As of June 30, 2011, the Company had received $2,760,000 of well site fees for 46 wells drilled through June 30, 2011.

The Company will also receive an undivided six percent of eight eighths (6% of 8/8ths) overriding royalty interest on substantially all of the oil and gas produced and sold that is attributable to the Drilling Units assigned to Atlas under the Farmout Agreement, subject to certain deductions.  The average overriding royalty interest on the first 46 wells drilled is 5.70%.

The term of the Farmout Agreement is ten years, subject to earlier termination pursuant to the terms set forth therein.

On August 11, 2010, in connection with the Farmout Agreement and ongoing investment advisory services, the Company entered into an advisory fee agreement with a third party, whereby the Company agreed to pay $10,000 per well for the first 220 wells that are funded and drilled by Atlas under the Farmout Agreement discussed above, up to a maximum fee of $2.2 million.  As of June 30, 2011, Atlas had funded and drilled 46 wells, and the Company had paid an advisory fee of $460,000.

Note 4 —Acquisitions

Marks Butte Acquisition

On June 6, 2011, the Company acquired from Diamond Operating all of its interests in the Marks Butte area of Sedgwick County, Colorado.  The purchase price was $98,500 and included title and interest in all oil and gas leases, all easements, rights-of —way, a 100% working interest in two shut-in wells, 6.15 miles of pipeline and compressor station with a tap into the Trailblazer Pipeline.  The Company acquired the assets in order to utilize the tap for the planned drilling in the East Marks Butte area as part of the Farmout Agreement.

The preliminary purchase price allocation is:

(in thousands)
Proved properties	$37.5
Unproved properties	$4.0
Gathering and other property and equipment	$86.0
Less: Asset retirement obligation assumed	$(29.0)
Total net purchase price	$98.5

Adena Field Acquisition

On July 27, 2011, the Company completed the purchase of the Adena Properties.  The acquisition consists of an 80% working interest in 18,760 acres, with a purchase price of $15.75 million, subject to adjustments for production after the effective date and other matters.  The effective date of the acquisition is May 1, 2011.  The Company will operate the Adena Properties.  The Company has entered into an agreement with a strategic partner which will provide geological, engineering, and management services associated with this project and will earn 30% of the Company’s 80% working interest after payout of all costs, including financing costs.  The Adena Properties consist of an existing waterflood in the J Sand, and a conventional oil field in the D Sand.  In addition, there is a gas cap in the J Sand that can be produced in the future.  The acquisition was financed by Carlyle Energy Mezzanine Opportunities Fund and its affiliates (collectively, “Carlyle”) (Note 6).

The required pro forma statements for this acquisition are not included because they are not complete so it is not practicable to disclose. The Company intends to file pro forma financial statements regarding the Adena Field acquisition required by Item 9.01(a) of Form 8-K by amendment not later than 71 calendar days after the date of the filing of its Form 8-K report regarding the acquisition.

Note 5 —Asset Retirement Obligations

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

A reconciliation of the Company’s asset retirement obligations is as follows:

	For the Six Months Ended June 30,
	2011	2010
	(in thousands)
Asset retirement obligations, beginning of period	$241	$219
Asset retirement obligation assumed	29	—
Accretion expense	12	11
Revision to estimated cash flows	—	—
Asset retirement obligations, end of period	$282	$230

Note 6—Borrowings

As of June 30, 2011 and December 31, 2010, our borrowings consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Amended senior secured debentures	$18,848	$18,848
Total borrowings	18,848	18,848
Less current portion	—	—
Total borrowings, current portion	$18,848	$18,848

Amended and Restated Senior Secured Debenture

On the Effective Date, in connection with the consummation of the Plan, we, along with PRB Oil, entered into a Limited Waiver, Consent and Modification Agreement (the “Modification Agreement”) with WCOF.  Under the Modification Agreement, we issued the Amended Debenture, payable to WCOF in the original principal amount of $18.45 million.  The Amended Debenture superseded and amended the senior secured debentures previously issued by PRB Oil to WCOF and DKR Soundshore Oasis Holding Fund Ltd.

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

In connection with the financing of the Adena Properties acquisition described below, WCOF agreed to subordinate the payment obligations under the Amended Debenture and related security interests to the payment obligations arising under the Adena acquisition financing, pursuant to the terms and conditions of an intercreditor and subordination agreement.  As further security for the payment of the notes, WCOF, which is also the majority stockholder in the Company, pledged to the lenders all of the shares of stock in the Company held by it.

Adena Acquisition Financing

On July 27, 2011, in order to finance the acquisition of the Adena Properties (Note 4), the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Carlyle.  Pursuant to the Note Purchase Agreement, the Company closed on the issuance and sale of Tranche A promissory notes (the “Tranche A Notes”) in the aggregate principal amount of $18.0 million.  The Tranche A Notes mature and are due and payable on July 27, 2016.  They bear interest at a stated rate of 13% per annum, of which 10% must be paid in cash, and, at the election of the Company, 3% may be paid in cash or paid in kind.  A portion of the proceeds, net of cost of issuance, received from the sale of the Tranche A Notes was used for the acquisition of the Adena Properties with the balance to be used according to a mutually approved plan of development for the Adena Properties.

Subject to certain conditions including use of the Atlas well-site proceeds, the Company can voluntarily prepay the Tranche A Notes.  If the Company prepays the Tranche A Notes before July 27, 2014, subject to certain exceptions, the Company must pay a “make-whole” amount.

Concurrently with the issuance of the Tranche A Notes, the Company issued to the holders of the Tranche A Notes Tranche B promissory notes (“Tranche B Notes”, and with the Tranche A Notes the “Notes”) in the aggregate principal amount of $2.5 million with a stated interest rate of 13% per annum, all of which is payable in kind.  The Company may prepay the Tranche B Notes only in whole, and upon prepayment, the Company must pay a “make-whole” amount.

As additional consideration for the issuance of the Notes, the Company conveyed to the holders of the Notes overriding royalty interests equal to 3% of 8/8ths in the Adena Properties and agreed to convey overriding royalty interests in certain additional oil and gas properties acquired by the Company during the term of the Note Purchase Agreement.

The Notes are collateralized by substantially all of the assets of the Company.  The Notes are subject to customary events of default.  Upon the occurrence of an event of default, as described in the Note Purchase Agreement, the payment of the principal amounts under the Notes may be accelerated and the interest rate applicable to the principal amounts will be increased to a stated interest rate of 16% per annum during the period the default exists.  WCOF agreed to subordinate the payment obligations under the Amended Debenture and related security interests to the payment obligations arising under the Notes and the security interests securing payment of the Notes, pursuant to the terms and conditions of an intercreditor and subordination agreement.  As further security for the payment of the Notes, WCOF pledged to Carlyle all of the shares of stock in the Company held by it.  Under the intercreditor agreement, WCOF may buy out the Tranche A Notes from Carlyle upon an event of default by the Company.

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

The provision for income taxes for the six months ended June 30, 2011 and 2010 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income because of state income taxes, non-deductible interest expense and the Company’s valuation allowance.

In assessing the need for a valuation allowance on the Company’s deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Based on this assessment, the Company has recorded a full valuation allowance against its net deferred tax asset as of June 30, 2011.  The Company’s evaluation of the amount of the deferred tax asset considered more likely than not to be realizable will likely change in future periods as estimates of future income change due to changes in expected future oil and gas prices and other factors, and these changes could be material.

The Company accounts for its uncertain tax positions in accordance with the provisions of the ACS Topic 740, Income Taxes.  During the six months ended June 30, 2011, there was no change to the Company’s liability for uncertain tax positions.

Note 8—Equity Compensation Plan

In June 2009, the Board of Directors of the Company adopted the Black Raven Energy, Inc. Equity Compensation Plan (the “Equity Compensation Plan”) under which we may grant nonqualified stock options, stock appreciation rights, stock awards or other equity-based awards to certain of our employees, consultants, advisors and non-employee directors.  The Board initially reserved 3,791,666 shares of common stock for issuance under the Equity Compensation Plan and that number is adjusted annually to 25% of shares issued and outstanding on July 1.  As of June 30, 2011, there were 4,165,241 shares of common stock authorized for issuance under the Equity Compensation Plan.

The following table summarizes activity for options:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2010
	Number of Options	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Price
Outstanding, beginning of period	1,647,500	$2.00	1,332,500	$2.00
Cancelled	—	$—	—	$—
Granted	—	$—	100,000	$2.00
Forfeitures	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding, end of period	1,647,500	$2.00	1,432,500	$2.00
Awards vested or expected to vest, end of year	1,421,667	$2.00	1,074,375	$2.00
Available for future grants, end of period	2,517,741		2,359,166

The Company recorded equity compensation expense of $126,000 during the six months ended June 30, 2011 and $120,000 during the six months ended June 30, 2010.

Note 9 —Commitments and Contingencies

In the normal course of business operations, the Company has entered into operating leases for office space and office equipment. Rental payments under these operating leases totaled $54,000 and $51,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances.  These statements are subject to a number of known and unknown risks and uncertainties which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements.  These risks are described in the “Risk Factors” section of our 2010 Form 10-K.

Overview

You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and related notes in Item 1 and the audited consolidated financial statements and related notes in our 2010 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company continues to experience net losses from its operations, reporting a net loss of $2.0 million for the six months ended June 30, 2011.  Cash and cash equivalents on hand and internally generated cash flows may not be sufficient to execute the Company’s business plan.  Future bank financings, asset sales, or other equity or debt financings will be required to fund the Company’s debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company entered into a Farmout Agreement dated July 23, 2010 with Atlas, as further discussed in Notes 1 and 3 to the condensed consolidated financial statements.  The Farmout Agreement is expected to provide the Company sufficient cash flow to continue drilling operations on behalf of Atlas on the properties subject to the agreement.  There can be no assurances that the cash flow generated from the Farmout Agreement will be sufficient to execute the Company’s business plan.

As of June 30, 2011, drilling of the Initial Wells had been completed, and Atlas had funded and drilled an additional 40 wells pursuant to the initial Work Plan.  On June 3, 2011, Atlas submitted its Drilling Proposal for the six month period beginning May 1, 2011 in which it proposed to drill 135 wells after July 1, 2011.  Drilling will commence by August 15, 2011.

In consideration for the agreements made under the Farmout Agreement, Atlas paid the Company $1,000,000 upon execution of the Farmout Agreement.  In addition, Atlas agreed to pay the Company a $60,000 well-site fee for each well drilled by Atlas in the AMI, including the Initial Wells.  As of June 30, 2011, the Company had received $2,760,000 of well site fees for 46 wells drilled through June 30, 2011.  If the additional 135 wells are drilled under the current Work Plan, the Company will receive $8,100,000 in well site fees and would be obligated to pay a third party advisor $1,350,000 pursuant to an advisory fee agreement.  See Note 3 to the condensed consolidated financial statements.

On July 27, 2011, the Company completed the purchase of the Adena Properties.  The acquisition consists of an 80% working interest in 18,760 acres, with a purchase price of $15.75 million, subject to adjustments for production after the effective date and other matters.  The effective date of the acquisition is May 1, 2011.  The Company will operate the Adena Properties.

The Company has entered into an agreement with a strategic partner which will provide geological, engineering, and management services associated with this project and will earn 30% of the Company’s 80% working interest after payout of all costs, including financing costs.  The Adena Properties consist of an existing waterflood in the J Sand, and a conventional oil field in the D Sand.  In addition, there is a gas cap in the J Sand that can be produced in the future.

On July 27, 2011, in order to finance the acquisition of the Adena Properties, the Company entered into the Note Purchase Agreement with Carlyle.  Pursuant to the Note Purchase Agreement, the Company closed on the issuance and sale of Tranche A Notes in the aggregate principal amount of $18.0 million and Tranche B Notes in the aggregate principal amount of $2.5 million The Tranche A Notes mature and are due and payable on July 27, 2016.  They bear interest at a stated rate of 13% per annum, of which 10% must be paid in cash, and, at the election of the Company, 3% may be paid in cash or paid in kind.  The Tranche B Notes bear a stated interest rate of 13% per annum, all of which is payable in kind.

Subject to certain conditions, including use of the Atlas well-site proceeds, the Company can voluntarily prepay the Tranche A Notes.  If the Company prepays the Tranche A Notes before July 27, 2014, subject to certain exceptions, the Company must pay a “make-whole” amount. The Company may prepay the Tranche B Notes only in whole, and upon prepayment, the Company must pay a “make-whole” amount.

As additional consideration for the issuance of the Notes, the Company conveyed to the holders of the Notes overriding royalty interests equal to 3% of 8/8ths in the Adena Properties and agreed to convey overriding royalty interests in certain additional oil and gas properties acquired by the Company during the term of the Note Purchase Agreement.

The Notes are collateralized by substantially all of the assets of the Company.  The Notes are subject to customary events of default.  Upon the occurrence of an event of default, as described in the Note Purchase Agreement, the payment of the principal amounts under the Notes may be accelerated and the interest rate applicable to the principal amounts will be increased to a stated interest rate of 16% per annum during the period the default exists.

The Company received approximately $18.0 million from the sale of the Notes, of which approximately $17.0 million was used for the acquisition of the Adena Properties and for related acquisition and financing costs and fees. The balance of approximately $1.0 million is to be used according to a plan of development for the Adena Properties that is subject to approval by Carlyle.

As of June 30, 2011, we had $18.85 million outstanding under the Amended Debenture. Under the Amended Debenture as amended to date: (i) the maturity date is January 15, 2014, (ii) interest is payable to WCOF on any outstanding principal at a rate equal to five percent (5%) per annum payable in shares of common stock of the Company in an amount based on a share price of $2.00 per share (the “Stock Interest”) and (iii) additional interest is payable to WCOF on any outstanding principal at a rate equal to five percent (5%) per annum payable in cash (the “Cash Interest”).  The Stock Interest is due and payable to WCOF quarterly in arrears on the last day of each calendar quarter, commencing with the calendar quarter ending on December 31, 2010. The Cash Interest is due and payable to WCOF on the maturity date of the Debenture, less $5,000 per well drilled under the Farmout Agreement, which will be paid to WCOF upon the Company’s receipt of well-site fees from Atlas in accordance with the Farmout Agreement.  Additionally, the Company and WCOF have agreed that no event of default shall occur on the Amended Debenture until written notice of default is given to the Company by WCOF and such default shall have continued for a period of 30 days after written notice is delivered to the Company. WCOF agreed to subordinate the payment obligations under the Amended Debenture and related security interests to the payment obligations arising under the Notes and the security interests securing payment of the Notes pursuant to the terms and conditions of an intercreditor and subordination agreement.  As further security for the payment of the Notes, WCOF pledged to Carlyle all of the shares of stock in the Company held by it.

The intercreditor agreement provides that WCOF may buy out the Tranche A Notes from Carlyle upon an event of default by the Company.  For additional information on the Amended Debenture, see Note 6 to the accompanying condensed consolidated financial statements.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2011 and 2010, respectively, which is discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended June 30, 2011 (unaudited) Compared to the Three Months Ended June 30, 2010 (unaudited)

	Three months
	Ended June 30,		Increase/	Percentage
	(in thousands)		Decrease	Change
	2011	2010	2011 vs 2010	2011 vs 2010
Revenue
Natural gas sales	$123	$88	$35	39.8%
Total revenue	123	88	35	39.8%
Operating expenses
Natural gas production expense	35	148	(113)	-76.4%
Exploration expense	6	11	(5)	-45.5%
DD&A	46	33	13	39.4%
G&A	603	564	39	6.9%
Total expenses	690	756	(66)	-8.7%
Operating loss	(567)	(668)	101	15.1%
Interest and other income	18	2	16	*nm
Interest expense	(470)	(475)	(5)	-1.1%
Reorganization items	—	(1)	(1)	-100.0%
Net loss	$(1,019)	$(1,142)	$123	-10.8%

* not meaningful

Natural Gas Sales

Natural gas sales for the second quarter of 2011 increased $35,000, or 39.8%, compared to the second quarter of 2010 as a result of an increase in the volume of natural gas sold along with an increase in natural gas prices.  Sales volumes increased in the second quarter of 2011 by 9,206 Mcf, from 23,883 Mcf for 2010 to 33,089 Mcf for 2011, causing an increase in revenue of $34,000 for the second quarter of 2011 compared to the second quarter of 2010.  The sales volume increase is attributable to the overriding royalty interest received from the Farmout Agreement.  The average sales price during the second quarter of 2011 was $.06 per Mcf higher than the average sales price for the second quarter of 2010 ($3.74 for 2011 compared to $3.68 for 2010) resulting in an increase in revenue of $1,000.

Natural Gas Production Expense

Natural gas lease operating expense in the second quarter of 2011 decreased $113,000, or 76.4%, to $35,000 from $148,000 in the second quarter of 2010.  The decrease is a result of the Farmout Agreement, which includes provisions for allocating and billing operating expenses to Atlas.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A expense for the second quarter of 2011 increased $13,000, or 39.4%, to $46,000 from $33,000 in the second quarter of 2010 as a result of the increase in oil and gas production in 2011.

General and Administrative Expense

General and administrative expense for the second quarter of 2011 increased by $39,000, or 6.9%, to $603,000 from $564,000 for the second quarter of 2010.  The increase is primarily a result of general and administrative expense related to the property acquisitions described in Note 4, which consisted of $4,900 for the Marks Butte acquisition and $36,200 for the Adena Properties acquisition.

Interest and Other Income

Interest and other income for the second quarter of 2011 increased $16,000 to $18,000 from $2,000 for the second quarter of 2010.

Interest Expense

Interest expense for the second quarter of 2011 decreased $5,000 or 1.1% to $470,000 from $475,000 for the second quarter of 2010.

Six Months Ended June 30, 2011 (unaudited) Compared to the Six Months Ended June 30, 2010 (unaudited)

	Six months
	Ended June 30,		Increase/	Percentage
	(in thousands)		Decrease	Change
	2011	2010	2011 vs 2010	2011 vs 2010
Revenue
Natural gas sales	$247	$230	$17	7.4%
Gain on sale of oil and gas properties	109	—	109	100.0%
Total revenue	356	230	126	54.8%
Operating expenses
Natural gas production expense	148	308	(160)	-51.9%
Exploration expense	6	11	(5)	-45.5%
DD&A	89	68	21	30.9%
G&A	1,167	1,207	(40)	-3.3%
Total expenses	1,410	1,594	(184)	-11.5%
Operating loss	(1,054)	(1,364)	310	22.7%
Interest and other income	25	3	22	*nm
Interest expense	(935)	(939)	(4)	-0.4%
Reorganization items	—	(10)	(10)	-100.0%
Gain on reorganization	—	1,069	(1,069)	-100.0%
Net loss	$(1,964)	$(1,241)	$(723)	-58.3%

* not meaningful

Natural Gas Sales

Natural gas sales for the six months ended June 30, 2011 increased $17,000, or 7.4%, compared to the six months ended June 30, 2010 as a result of an increase in the volume of natural gas sold, partially offset by a decrease in natural gas prices.  Sales volumes increased during the six months ended June 30, 2011 by 11,229 Mcf, from 53,200 Mcf for 2010 to 64,429 Mcf for 2011, resulting in an increase in revenue of $43,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The sales volume increase is attributable to the overriding royalty interest received from the Farmout Agreement.  The average sales price during the six months ended June 30, 2011 was $0.49 per Mcf lower than the average sales price for the six months ended June 30, 2010 ($3.84 for 2011 compared to $4.33 for 2010) causing a revenue decline of $26,000.

Gain on Sale of Oil and Gas Properties

During the six months ended June 30, 2011, the Company recognized a gain of $109,000 on the sale of proved well sites to Atlas as part of the Farmout Agreement.

Natural Gas Production Expense

Natural gas lease operating expense during the six months ended June 30, 2011 decreased $160,000, or 51.9%, to $148,000 from $308,000 during the six months ended June 30, 2010.  The decrease is a result of the Farmout Agreement, which includes provisions for allocating and billing operating expenses to Atlas.

Depreciation, Depletion, Amortization and Accretion

DD&A expense for the six months ended June 30, 2011 increased $21,000, or 30.9%, to $89,000 from $68,000 during the six months ended June 30, 2010 as a result of the increase in oil and gas production in 2011.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2011 decreased by $40,000, or 3.3%, to $1,167,000 from $1,207,000 for the six months ended June 30, 2010.  This decrease is primarily attributable to the overhead reimbursement of $255,000 received from Atlas under the Farmout Agreement partially offset by the $170,000 advisory fees paid during the first quarter of 2011 in connection with the drilling of wells under the Farmout Agreement.

Gain on Reorganization

PRB Gathering was dismissed from Chapter 11 Bankruptcy on February 17, 2010 and a gain on reorganization of approximately $1.1 million was recognized during the quarter ended March 31, 2010.

Interest and Other Income

Interest and other income for the six months ended June 30, 2011 increased $22,000 to $25,000 from $3,000 for the second quarter of 2010.

Interest Expense

Interest expense for the six months ended June 30, 2011 decreased $4,000 or 0.4% to $935,000 from $939,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, cash and cash equivalents totaled approximately $0.7 million. At June 30, 2011, the Company had a working capital deficit of $254,000, compared to working capital of $466,000 at December 31, 2010.  The accounts payable balances at June 30, 2011 and December 31, 2010 contain drilling costs related to the Farmout Agreement of $557,000 and $813,000, respectively.  Advances from Atlas of $3,195,000 at June 30, 2011 include prepaid well-site fees of $600,000 and cash received from Atlas restricted for drilling activities in connection with oil and gas properties subject to the Farmout Agreement.  Advances from Atlas of $4,824,000 at December 31, 2010 include cash received from Atlas restricted for drilling activities in connection with oil and gas properties subject to the Farmout Agreement.

As noted in the risk factors in Item 1A of our 2010 Form 10-K, cash and cash equivalents on hand and internally generated cash flows will require augmentation from future bank financings, asset sales, or other equity or debt financing to fund our debt service, working capital requirements, planned drilling, potential acquisitions and other capital expenditures. The amount and allocation of future capital and exploitation expenditures will depend upon a number of factors including the number and size of acquisitions and drilling opportunities, our cash flows from operating and financing activities and our ability to assimilate acquisitions. Also, the impact of oil and gas market prices on investment opportunities, the availability of capital and borrowing facilities and the success of our exploitation and development activities, particularly in Colorado, could lead to changes in funding requirements for future development.

Cash Flow Used in Operating Activities

During the six months ended June 30, 2011, our net loss of $2.0 million included non-cash DD&A expense of $89,000 and non-cash stock compensation expense of $126,000.  Net cash used in operating activities was $1,025,000 during the six months ended June 30, 2011 compared to $1,176,000 for the same period of 2010.

Cash Flow Provided by (Used in) Investing Activities

Net cash provided by investing activities was $775,000 during the six months ended June 30, 2011, representing an $807,000 increase compared to cash used in investing activities of $32,000 for the six months ended June 30, 2010.  This increase was due to the Farmout Agreement proceeds of $1,020,000, of which $911,000 was recorded as a reduction of oil and gas property costs, received during the first quarter of 2011.

Cash Flow from Financing Activities

There was no cash provided by financing activities during the six months ended June 30, 2011.  Cash of $150,000 was provided by WCOF during the six months ended June 30, 2010.

Off Balance-Sheet Arrangements

We did not have any off-balance sheet financing arrangements as of June 30, 2011.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our 2010 Form 10-K .

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

As of the date of filing of this Quarterly Report, we are not currently party to any material pending litigation.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors contained in our 2010 Form 10-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

2.1

Modified Second Amended Joint Plan of Reorganization Filed by PRB Energy, Inc. and PRB Oil & Gas, Inc., dated December 3, 2008 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 21, 2009)

3.1	Amended and Restated Articles of Incorporation of Black Raven Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 6, 2009)

3.2	Amended and Restated Bylaws of Black Raven Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 6, 2009)

4.1	Amended and Restated Senior Secured Debenture (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2009)

31.1┼	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2┼	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1┼	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document**

101.SCH	SBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

┼ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Black Raven Energy, Inc.

Date: August 15, 2011	/s/ Thomas E. Riley
Thomas E. Riley
Chief Executive Officer

Date: August 15, 2011	/s/ Patrick A. Quinn
Patrick A. Quinn
Acting Chief Financial Officer